Form 10-K
period 2015-12-31
Carey Credit Income Fund 2016 T
filed 2016-03-16
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01094
CAREY CREDIT INCOME FUND 2016 T
(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
50 Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ Do not check if smaller reporting company	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Registrant has no active market for its common shares. As of June 30, 2015, the Registrant had 0 common shares outstanding and 0 shares held by non-affiliates.
The number of the Registrants common shares outstanding as of March 10, 2016 was 1,197,470.
Documents Incorporated by Reference
None.

CAREY CREDIT INCOME FUND 2016 T

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Carey Credit Income Fund (the "Master Fund") and its common shares that we own. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements of the registrant in Part II. Item 8. Financial Statements and Supplementary Data.
Carey Credit Advisors, LLC is referred to as the "Advisor" or “W. P. Carey” in this Report. Guggenheim Partners Investment Management LLC is referred to as “Guggenheim” in this Report. Carey Credit Advisors, LLC and Guggenheim Partners Investment Management LLC are also referred to as the "Advisors."
Capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein.

Item 1. Business.
Overview
We were formed on September 5, 2014 as a statutory trust under the laws of the State of Delaware and commenced our investment activities on October 8, 2015 with the equity capital provided by our initial shareholders.
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company. We and the Master Fund have elected to be treated as business development companies ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”). The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of its financial condition and results of operations is presented in its annual report on Form 10-K, as filed at www.sec.gov, and it should be read in its entirety.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. The Master Fund's investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring its investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its Advisors to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

•
Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.

•
Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or inconstant dividends and realized gains on dispositions of such investments.

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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: This channel consists of investments that are originated through our Advisors' relationship networks. Such investments are originated or structured for us or made by us and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuances: This channel primarily includes the participation in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by investment intermediaries other than our Advisors.

•
Secondary Market Transactions: This channel primarily includes investments in broadly syndicated loans, high yield notes and bonds, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

On July 15, 2015, the staff of the Securities and Exchange Commission issued a no action letter to the Master Fund and Carey Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter:

•	permits a Feeder Fund to operate as a BDC under the 1940 Act;

•	permits a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

•	permits the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.
Item 1A. Risk Factors.
Our business, results of operations, financial condition, and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list of risk factors to be exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time. The list of risk factors presented below pertain to us, or the Master Fund, or both us and the Master Fund.
RISKS RELATED TO OUR BUSINESS
We and the Master Fund have no meaningful operating histories.
We and the Master Fund are new companies and are subject to all of the business risks and uncertainties associated with any business with a relatively short operating history, including the risk that we and the Master Fund will not achieve or sustain our investment objectives and that the value of our Shares could decline substantially.
We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we hold large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the issuer’s financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to regulated investment companies ("RIC" or "RICs") under Subchapter M of the Code.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. In August 2011 and then as affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+.” Additionally in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings have negatively impacted global markets and economic conditions. Although the U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to achieve our investment objectives depends on the Advisors’ ability to manage and support our investment process. If the Advisors were to lose a significant number of their respective key professionals, or terminate the Investment Advisory and/or Investment Sub-Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill, and network of business contacts of our Advisors to achieve our investment objectives. Our Advisors will evaluate, negotiate, structure, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisors, including their respective key professionals. The departure of a significant number of key professionals from W. P. Carey or Guggenheim could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives also depends on the ability of our Advisors to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisors’ capabilities in structuring the investment process, providing competent, attentive, and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, our Advisors may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisors may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
In addition, both the Investment Advisory Agreement and the Investment Sub-Advisory Agreement have termination provisions that allow the agreements to be terminated by us upon 60 days’ notice without penalty. The Investment Advisory Agreement may be terminated at any time, without penalty, by W. P. Carey upon 120 days’ notice to the Master Fund. The Investment Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, by Guggenheim upon 120 days’ notice and may be terminated, without the payment of penalty, by W. P. Carey upon 60 days’ notice if the Master Fund’s Board of Trustees or holders of a majority of the Master Fund’s outstanding common shares so direct. In addition, W. P. Carey and Guggenheim have agreed that, in the event that one of them is removed (other than for cause), or either the Investment Advisory Agreement or the Investment Sub-Advisory Agreement is not renewed, the other will also terminate its agreement with the Master Fund. The termination of either agreement may adversely affect the quality of our investment opportunities. In addition, in the event either agreement were terminated, it may be difficult for the Master Fund to replace W. P. Carey or for W. P. Carey to replace Guggenheim.
Because our business model depends to a significant extent upon relationships with corporations, financial institutions, and investment firms, the inability of the Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that W. P. Carey and Guggenheim will depend on their relationships with corporations, financial institutions, and investment firms, and we will rely indirectly to a significant extent upon these respective relationships to provide us with potential investment opportunities. If either W. P. Carey or Guggenheim fails to maintain its existing respective relationships, or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom W. P. Carey and Guggenheim have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns, and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds, and private credit funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately-owned U.S. companies. Moreover, we have experienced, and may continue to experience, increased competition from banks and investment vehicles who may continue to lend to the middle market, including lending activity in our target market of privately-owned U.S. companies. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market for private companies. As a result of these new entrants and regulatory incentives, competition for investment opportunities in privately-owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification, and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to our Board of Trustees’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly, semi-monthly, or monthly basis and intend to pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution based on our investment performance. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. Distributions from offering proceeds or from borrowings could also reduce the amount of capital we ultimately invest in interests of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.
Our distributions to stockholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our expense reimbursement agreement.
We expect that for a period of time following commencement of this offering, which time period may be significant, substantial portions of our distributions will be funded through the reimbursement of certain expenses by the Advisors, that are subject to repayment by us within three years. Any such distributions funded through expense reimbursements will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisors continue to make such reimbursements of certain expenses. Our future repayments of amounts reimbursed by the Advisors will reduce the distributions that shareholders would otherwise receive in the future. There can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. The Advisors have no obligation to reimburse expenses in future periods.
Our distributions may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from our securities offering. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares and reduce the amount of funds we have for investment in portfolio companies.
In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from offering proceeds or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your Shares. Distributions from offering proceeds or from borrowings also could reduce the amount of capital we ultimately have available to invest in interests of portfolio companies.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
As a BDC, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board of Trustees. There is not a public market or active secondary market for many of the securities of the privately-held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated, over-the-counter secondary market for institutional investors. As a result, we will value a significant portion of these securities quarterly at fair value as determined in good faith in accordance with procedures established by our Board of Trustees.
The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisors have a conflict of interest in making recommendations of fair value. We will value these securities quarterly at fair value as determined in good faith in accordance with procedures established by our Board of Trustees based on input from our Advisors and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-

traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our Shares and our ability to pay dividends to our shareholders.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by our Board of Trustees. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value.
We are exposed to risks resulting from the current low interest rate environment.
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current, historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on three-month LIBOR (the base interest rate) and typically, every three months, the base interest rates are reset to then prevailing three-month LIBOR. See Part II. Item 7A. Quantitative and Qualitative Disclosures - Interest Rate Risk for further information on the impact interest rate changes could have on our results of operations.
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria, and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria, and strategies would have on our business, net asset value, operating results, and the value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways that our investors may not agree with.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies will be subject to regulation at the local, state, and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisors. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.
RISKS RELATED TO OUR INVESTMENTS
Our investments in portfolio companies may be risky and we could lose all or part of our investment.
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisors. The following are risks associated with our investments:

•
Senior Secured First and Second Lien Loans. When we invest in senior secured first and second lien loans, we will generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

•
Subordinated Debt. Our subordinated debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount ("OID"). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.

•
Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes, and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans, and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies (“EPCs”). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

•
Equity Investments. We expect to make selected equity investments in the common or preferred stock of a company. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

•
Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies, and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

•
Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest, in certain circumstances, may give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisors to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.

Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, would be rated as below investment grade quality. Debt securities rated below investment grade quality (e.g., junk bonds) are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisors. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.
Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay both the first priority creditors and us in full.
Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio companies' obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations having the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral, the ability to control the conduct of such proceedings, the approval of amendments to collateral documents, releases of liens on the collateral, and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or the Advisors sat on the Board of Trustees of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors.
In addition, a number of U.S. judicial decisions have upheld judgments obtained by borrowers against lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower, resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of our investments in portfolio companies (including that, as a BDC, we may be required to provide managerial assistance to those portfolio companies), we may be subject to allegations of lender liability.
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.
We do not expect to control most of our portfolio companies, although we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to readily dispose of our portfolio company interests or to sell investment interests at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
We will be exposed to risks associated with changes in interest rates.
We are subject to financial market risks, including changes in interest rates. Because we may borrow money to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.
In addition, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate loans could see their interest payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to pay interest and repay their loans. Our investment portfolio of adjustable-rate loans may also decline in value in response to rising interest rates if the adjustable interest rates do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed interest will likely decline in value.
In periods of market volatility, the market values of fixed income securities, and portfolio companies with adjustable-rate loans, may be more sensitive to changes in interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent such activities are not prohibited by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.
General interest rate fluctuations may have a substantial negative impact on our investments, our incentive fee, the value of our Shares, and our rate of return on invested capital. During periods of declining interest rates, borrowers or issuers may exercise their option to prepay principal earlier than scheduled. For fixed-rate securities, such payments often occur during periods of declining interest rates, forcing the Company to reinvest in lower yielding securities, resulting in a possible decline in the Company’s income and distributions to shareholders.
An increase or decrease in commodity supply or demand may adversely affect our business.
While we intend to be well diversified across industry sectors, a decrease in the production of natural gas, natural gas liquids, crude oil, coal or other energy commodities, a decrease in the volume of such commodities available for transportation, mining, processing, storage or distribution, or a sustained decline in demand for such commodities may adversely impact the financial performance or prospects of energy or other commodity focused companies in which we may invest. Energy and other commodity focused companies are subject to supply and demand fluctuations in the markets they serve which will be impacted by a wide range of factors, including fluctuating commodity prices, weather, increased conservation or use of alternative fuel sources, increased governmental or environmental regulation, depletion of natural gas, natural gas liquids, crude oil or coal production, rising interest rates, declines in domestic or foreign production of natural gas, natural gas liquids and crude oil, accidents or catastrophic events and economic conditions, among others.
An increase or decrease in commodity pricing may adversely affect our business.
The return on our prospective investments in energy and other commodity sensitive companies will be dependent on the margins received by those companies for the exploration, development, production, gathering, transportation, processing, storing, refining, distribution, mining, generation or marketing of natural gas, natural gas liquids, crude oil, refined products, coal or power. These margins may fluctuate widely in response to a variety of factors including global and domestic economic conditions, weather conditions, natural disasters, the supply and price of imported energy commodities, the production and storage levels of energy commodities in certain regions or in the world, political instability, terrorist activities, transportation facilities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices may also make it more difficult for energy companies in which we may invest to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices.
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
International investments create additional risks.
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules, and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost, and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures, and other changes in operating expenses of a particular foreign country in which we invest;

•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes, and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy, and ownership of assets;

•	changes that adversely affect the social, political, and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•
deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic, and legal systems that are unpredictable, unreliable, or otherwise inadequate with respect to the implementation, interpretation, and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation, or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment that is nationalized, expropriated, or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic, and legal risks.
To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•	OID instruments may have unreliable valuations because the accretion of OID as interest income requires judgments about its collectability.

•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•
For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.

•
The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisors in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.

•
In the case of PIK “toggle” debt (debt for which the issuer may defer an interest payment by agreeing to pay an increased coupon in the future, provided that all deferred payments must be made by the instrument’s maturity), the PIK interest election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies, and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies, and other business entities, expose us to the risks associated with the businesses of such funds or entities. These private investment funds are not registered investment companies and, thus, are not subject to protections afforded by the 1940 Act covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements, and custody requirements.
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies, therefore our investment portfolio may be subject to additional risks, which may not be promptly identified by our Advisors.
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations, and other expenses borne by us as an investor in the private investment funds.
In addition, certain private investment funds may not provide us with the liquidity we require and would thus subject us to liquidity risk. Further, even if an investment in a private investment fund is deemed liquid at the time of investment, the private investment fund may, in the future, alter the nature of its investments and cease to be a liquid investment fund, subjecting us to liquidity risk.
We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps, and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.
We intend to invest primarily in privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies, including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
may have shorter operating histories, narrower product lines, and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers, trustees, and members of the Advisors’ management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.
The lack of liquidity in our investments may adversely affect our business.
We may acquire a significant percentage of our portfolio company investments from privately-held companies in directly negotiated transactions. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately-negotiated, over-the-counter secondary market for institutional investors. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.
The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition, and results of operations.
Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions, or investor perceptions.
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, our Advisors, or any of their respective affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
To the extent that we borrow money at the Master Fund, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Shares. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not borrowed and employed leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have if we had not borrowed and employed leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisors.
The amount of leverage that we employ will depend on our assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
As a BDC, we are required to maintain a minimum coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, subject to any then-current asset coverage requirements. We cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so, if any then-current asset coverage requirements are not met. This could have a material adverse effect on our operations and we may not be able to make distributions.
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$78.226 million in income earning total assets at the beginning of 2016;

•	$39.0 million in senior securities outstanding at the beginning of 2016;

•	$46.704 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 3.225% for 2016; the stated interest rate is 3 month LIBOR+2.65%.
In order to compute the “corresponding return to shareholders,” the “assumed return on our portfolio (net of expenses)” is multiplied by the total assets to obtain an assumed return to us. The interest expense is calculated as the product of the current effective interest rate and the amount of senior securities outstanding.The accrued interest expense as so calculated is then subtracted from the assumed return to us to determine the return available to shareholders. The return available to shareholders is then divided by the total amount of net assets attributable to Master Fund common shareholders to determine the “corresponding return to shareholders.” The amortization of deferred credit facility financing costs and future conditional unused commitment fees are not included in interest expense; actual interest expense may be different.

Assumed return on our portfolio (net of expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%	1.61%
Corresponding return to shareholders	-19.44%	-11.07%	-2.69%	5.68%	14.06%	0.00%
The illustrative results in the table above indicate that an assumed -5.00% annual return on our earning assets in 2016 would hypothetically result in a -11.07% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2016 would hypothetically result in a 5.68% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.61% in 2016 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2016.
The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.
              Our wholly-owned financing subsidiary, Hamilton Finance LLC, has entered into a financing arrangement with a national commercial bank. The agreement governing this financing arrangement contains various default provisions and operational covenants which, if triggered, could result in the termination of the respective financing arrangement and the acceleration of any amounts outstanding thereunder, which could require us or our subsidiary to liquidate positions at a time and/or at a price which is disadvantageous to us. This could result in losses and impact our ability to meet our investment objectives and pay distributions to shareholders.
              Our or our subsidiary's failure to comply with the covenants set forth in the financing arrangement could materially and adversely affect our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders. We cannot assure shareholders that we or our subsidiaries will be able to borrow funds under any such financing arrangements at any particular time or at all. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources for a more detailed discussion of the terms of our financing arrangements.
Pending legislation may allow us to incur additional leverage.
As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. Even if this legislation does not pass, similar legislation may pass that permits us to incur additional leverage under the 1940 Act. As a result, we may be able to incur additional indebtedness in the future, and, therefore, your risk of an investment in us may increase.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured first or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets, and net worth. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs, and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets, or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow, and negatively impact our operating results and financial condition.
RISKS RELATED TO OUR ADVISORS AND THEIR RESPECTIVE AFFILIATES
The Advisors have not managed a BDC.
Our Advisors have no experience managing a vehicle regulated as a BDC and may not be able to operate our business successfully or achieve our investment objectives. As a result, an investment in our Shares may entail more risk than the common shares of a comparable company with a substantial operating history.
The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles previously managed by the Advisors. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded companies.

Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, asset diversification, and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. The Advisors’ lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.
The Advisors and their respective affiliates, including our officers and some of our Trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
The Advisors and their respective affiliates will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, the greater the potential for growth in our assets and profits (and, correlatively, the fees payable by us to the Dealer Manager and the Advisors). These compensation arrangements could affect our Advisors’ or their respective affiliates’ judgment with respect to public offerings of equity and investments made by us, which allow the Dealer Manager to earn additional Dealer Manager fees and the Advisors to earn increased asset management fees.
The time and resources that individuals associated with the Advisors devote to us may be diverted, and we may face additional competition due to the fact that neither W. P. Carey nor Guggenheim is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
The Advisors currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisors devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
The Advisors will experience conflicts of interest in connection with the management of our business affairs.
Our Advisors will experience conflicts of interest in connection with the management of our business affairs, including those relating to the allocation of investment opportunities by the Advisors and their respective affiliates; compensation to the Advisors; services that may be provided by the Advisors and their respective affiliates to issuers in which we invest; investments by us and other clients of the Advisors, subject to the limitations of the 1940 Act; the formation of additional investment funds by the Advisors; differing recommendations given by the Advisors to us versus other clients; the Advisors’ use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisors’ use of “inside information” with respect to potential investments by us.
Under certain circumstances, we may invest in a portfolio company that may lease property from one of our affiliates.
In certain circumstances, one of our affiliates may lease real property to portfolio companies that we do not control. We expect that any such negotiations between our affiliate and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not one of our non-controlled portfolio companies. We may pursue such transactions only if the portfolio company is not controlled by us or any of our affiliates.
The Advisors may face conflicts of interest with respect to services performed for issuers in which we invest.
The Advisors and their affiliates may provide a broad range of financial services to companies in which we invest, in compliance with applicable law, and will generally be paid fees for such services. In addition, affiliates of the Advisors may act as underwriters or placement agents in connection with an offering of securities by one of the companies in our portfolio. Any compensation received by the Advisors for providing these services will not be shared with us and may be received before we realize a return on our investment. The Advisors may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand.
The Advisors have incentives to favor their respective other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
Because our Advisors manage assets for other investment companies, pooled investment vehicles, and/or other accounts (including institutional clients, pension plans, and certain high net worth individuals), certain conflicts of interest are present. For instance, an Advisor may receive fees from certain accounts that are higher than the fees received by such Advisor from us, or receive a performance-based fee on certain accounts. In those instances, a portfolio manager for such Advisor has an incentive to favor the higher fee and/or performance-based fee accounts over us. In addition, a conflict of interest exists to the extent an Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in such Advisor’s employee benefit plans. Such Advisor has an incentive to favor these accounts over us. Our Board of Trustees will be responsible for monitoring these conflicts.

The Advisors are not restricted from entering into other investment advisory relationships; an Advisor’s actions on behalf of its other accounts and clients may be adverse to us and our investments.
Each of our Advisors manage assets for accounts other than us, including private funds (for purposes of this section, “Advisor Funds”). Actions taken by an Advisor on behalf of its Advisor Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Advisor Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations of the same issuer. Decisions made with respect to the securities held by one Advisor Fund may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Advisor Funds (including us). As a further example, an Advisor may manage accounts that engage in short sales of (or otherwise take short positions in) securities or other instruments of the type in which we invest, which could harm our performance for the benefit of the accounts taking short positions, if such short positions cause the market value of the securities to fall.
Our Advisors will face restrictions on their use of inside information about existing or potential investments that they acquire through their relationships with other advisory clients, and those restrictions may limit the freedom of our Advisors to enter into or exit from investments for us, which could have an adverse effect on our results of operations.
In the course of their respective duties, the members, officers, directors, employees, principals, or affiliates of our Advisors may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisors to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisors may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of an Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by W. P. Carey’s information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisors to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisors’ other businesses. Additionally, there may be circumstances in which one or more individuals associated with an Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of such Advisor.
We may be obligated to pay our Advisors incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
The Investment Advisory Agreement entitles W. P. Carey to receive an incentive fee based on our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay W. P. Carey an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. W. P. Carey will pay 50% of any such incentive fee to Guggenheim.
Any incentive fee payable by us that relates to our pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (i.e., PIK income). If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the incentive fee will become uncollectible. Our Advisors are not obligated to reimburse us for any part of the incentive fee they received that was based on accrued interest income that we never received as a result of a subsequent default, and such circumstances would result in our paying an incentive fee on income we never receive. PIK income will be counted toward the incentive fee that we are obligated to pay our Advisors, even though we do not receive the income in the form of cash.
The quarterly incentive fee on income that we pay is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income on adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year, or any combination of prior periods.
For federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Our incentive fee may induce our Advisors to make speculative investments.
The incentive fee payable by us to W. P. Carey (50% of which will be paid to Guggenheim by W. P. Carey) may create an incentive for our Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage our Advisors to use leverage to increase the leveraged return on our investment portfolio.
In addition, the fact that our base management fee (a portion of which will be paid to Guggenheim) is payable based upon our gross assets (which includes any borrowings for investment purposes) may encourage our Advisors to use leverage to make additional investments. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns. Under certain circumstances, the use of substantial leverage may increase the likelihood of our default on our borrowings, which would disfavor holders of our Shares.
Our ability to enter into transactions with our affiliates will be restricted.
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the US Securities and Exchange Commission ("SEC"). Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board of Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is considered a joint transaction), without prior approval of our Board of Trustees and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Advisors or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have applied for an exemptive order from the SEC that would permit us to, among other things, co-invest with other funds, including funds managed by Guggenheim and certain of its affiliates. Any such order, if issued, will be subject to certain terms and conditions, and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot assure you that we will be permitted to co-invest with other accounts or other entities managed by Guggenheim, other than in the limited circumstances currently permitted by applicable SEC staff guidance and interpretations or in the absence of a joint transaction. Following our receipt of SEC exemptive relief, we will adopt Guggenheim’s allocation policy, which is designed to fairly and equitably distribute investment opportunities among funds or pools of capital managed by Guggenheim. Such allocation policy will provide that once an investment has been approved and is deemed to be in our best interest, we will receive a pro rata share of the investment. The adoption of this allocation policy will ensure that we will be presented with all investment opportunities that fit within our investment strategy and that we will have the ability to invest in those opportunities alongside other Guggenheim clients on equal terms.
In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisors will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which an affiliate's other client holds a controlling interest.
We may make investments that could give rise to a conflict of interest.
We do not expect to invest in, or hold securities of, companies that are controlled by our affiliates’ other clients. However, an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisors may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisors may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other clients hold a different class of securities than us as a result of such transactions, our interests may not be aligned.

The recommendations given to us by the Advisors may differ from those rendered to their other clients.
The Advisors and their affiliates may give advice and recommend securities to other clients that may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours.
Our Advisors’ liability is limited under the Investment Advisory and Investment Sub-Advisory Agreements, and we are required to indemnify our Advisors against certain liabilities, which may lead our Advisors to act in a riskier manner on our behalf than they would when acting for their own account.
Our Advisors have not assumed any responsibility to us other than to render the services described in the Investment Advisory and Investment Sub-Advisory Agreements, and their assets will not be available to satisfy our debts and obligations. The Advisors will not be responsible for any action of our Board of Trustees in declining to follow our Advisors’ advice or recommendations. Pursuant to the Investment Advisory and Investment Sub-Advisory Agreements, our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisors will not be liable to us for their acts under the Investment Advisory and Investment Sub-Advisory Agreements (provided that the standard of care set forth in our Declaration of Trust has been satisfied). We have also agreed to indemnify, defend, and protect our Advisors and their respective directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of, the Advisors with respect to all damages, liabilities, costs, and expenses resulting from acts of our Advisors (provided that the standard of care set forth in our Declaration of Trust has been satisfied). These protections may lead our Advisors to act in a riskier manner when acting on our behalf than they would when acting for their own account.
Our Sub-Advisor is party to a settlement agreement with the SEC and is subject to remedial sanctions and a cease-and-desist order.
In August 2015, our Sub-Advisor settled all matters relating to an investigation by the SEC, including matters relating to a failure to disclose a loan that a senior executive received from an advisory client. Our Sub-Advisor neither admitted nor denied the findings contained in the SEC order. In connection with implementing the settlement agreement, remedial sanctions and a cease-and-desist order have been entered against our Sub-Advisor. Additionally, the SEC censured our Sub-Advisor and ordered it to pay a $20 million civil penalty. This settlement does not impose any restrictions on our Sub-Advisor’s future business activities.
RISKS GENERALLY RELATED TO BUSINESS DEVELOPMENT COMPANIES
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets, unless at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition, and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We may issue "senior securities," including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage ratio is at least equal to any then-current asset coverage requirements under the 1940 Act. Pending legislation could reduce the asset coverage requirements for BDCs, and if this occurs, we may incur increased leverage and be subject to additional risk. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.
We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common shareholders.
In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary, and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of Shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses, such as management fees, incentive fees, and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason, we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
RISKS RELATED TO AN INVESTMENT IN OUR SHARES
Investing in our Shares involves a high degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and includes volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares may not be suitable for someone with lower risk tolerance.
If we are unable to raise substantial funds in our ongoing, continuous “best efforts” public offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
Our continuous offering is being made on a best efforts basis, whereby our Dealer Manager and selected dealers are only required to use their best efforts to sell our Shares and have no firm commitment or obligation to purchase any of the Shares. To the extent that less than the maximum number of Shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.
Our ability to conduct our continuous public offering successfully is dependent, in part, on the ability of our Dealer Manager to successfully establish, operate, and maintain relationships with a network of selected dealers.
The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to establish and maintain relationships with a network of licensed securities selected dealers and other agents to sell our Shares. If our Dealer Manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.
Subject to our Board of Trustees' discretion and following the completion of our first full calendar quarter of operations, we intend to offer to repurchase approximately 10% of our weighted average number of outstanding Shares in any 12-month period, in order to allow you to tender your Shares to us on a quarterly basis at a price that is estimated to be equal to our net asset value per share as of the end of the preceding calendar quarter. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your Shares. At the discretion of our Board of Trustees, we intend to limit the number of Shares to be repurchased during any calendar year to the number of Shares we can repurchase with cash on hand, cash available from borrowings, and cash from the sale of our investments as of the end of the applicable period to repurchase Shares.

We will limit repurchases in each quarter to 2.5% of the weighted average number of Shares outstanding in the prior four calendar quarters. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Trustees may amend, suspend, or terminate the share repurchase program at any time. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase Shares, to suspend the program, and to cease repurchases. Further, the program will have many limitations and should not be relied upon as a method to sell Shares promptly and at a desired price.
Our Shares will not be listed on an exchange and our shareholders will have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent you are able to sell your Shares under the program, you may not be able to recover the amount of your investment in our Shares.
Our Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for your Shares will be limited to participation in our share repurchase program, which we have no obligation to maintain.
When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Shares at a price that is estimated to be equal to our net asset value per share as of the end of the preceding calendar quarter, which may be lower than the price that you paid for our Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Shares pursuant to our share repurchase program, the price at which you may sell Shares may be lower than the amount you paid in connection with the purchase of Shares in this offering.
We have a finite term and the timing of our liquidation may be at a time that is disadvantageous to our shareholders and the proceeds you receive may be less than your investment in our Shares.
We will have a finite term and we intend to liquidate our interest in the Master Fund and distribute all proceeds to shareholders on or before December 31, 2021. If market conditions are unfavorable at the time of our liquidation, you may receive liquidation proceeds that are less than your investment in our Shares.
We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in an acceptable timeframe.
Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify investments that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
Before making investments, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.
Your interest in us may be diluted if we issue additional Shares, which could reduce the overall value of an investment in us.
You do not have preemptive rights to any Shares we issue in the future. Our Declaration of Trust authorizes us to issue up to 1,000,000,000 Shares. Pursuant to our Declaration of Trust, a majority of our entire Board of Trustees may amend our Declaration of Trust to increase our authorized Shares without shareholder approval. Our Board of Trustees may elect to sell additional Shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your Shares.
Under the 1940 Act, we generally are prohibited from issuing or selling our Shares at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Shares or warrants, options, or rights to acquire our Shares, at a price below the current net asset value of our Shares if our Board of Trustees and Independent Trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities. If we raise additional funds by issuing Shares or senior securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.
Preferred stock could be issued with rights and preferences that would adversely affect holders of our Shares.
This offering does not include an offering of preferred stock. However, under the terms of our Declaration of Trust, our Board of Trustees is authorized to issue preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. The issuance of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect our common stock by making an investment in the Shares less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common shareholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into Shares). In addition, under the 1940 Act, participating preferred stock constitutes a "senior security" for purposes of any then-current asset coverage test.
Certain provisions of our Declaration of Trust and actions of the Board of Trustees could deter takeover attempts and have an adverse impact on the value of our Shares.
Our Declaration of Trust, as well as certain statutory and regulatory requirements, contains certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Our Board of Trustees may, without shareholder action, authorize the issuance of shares in one or more classes or series, including shares of preferred stock; and our Board of Trustees may, without shareholder action, amend our Declaration of Trust to increase the number of our shares, of any class or series, that we will have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our Shares the opportunity to realize a premium over the value of our Shares.
The net asset value of our Shares may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in the value of our portfolio of investments and derivative instruments;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	distributions that exceed our net investment income and net income as reported according to GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income, or any increase in losses from levels expected by investors;

•	departure of either of our Advisors or certain of their respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.
FEDERAL INCOME TAX RISKS
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, if the Master Fund is unable to maintain its qualification as a RIC under Subchapter M of the Code, or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source, and asset diversification requirements.
The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement in respect of each calendar year in order to avoid a 4% excise tax on the amount of any under-distribution. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income or excise tax.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled (as determined under applicable Code rules) by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We will invest all or substantially all of our assets in the Master Fund, which intends to qualify as a RIC. Failure of the Master Fund to so qualify will have an adverse effect on our qualification as a RIC.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest provisions, secondary market purchase of debt securities at discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Item 1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings.
At March 10, 2016, we were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
From time to time, we, or our administrator, may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims, and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is currently no established public trading market for our common stock ("Shares" or "Common Shares").
Holders
As of March 10, 2016, we had 231 record holders of our Shares.
Continuous Public Offering of Common Shares
We are selling our Shares on a continuous basis at a current public offering price ("POP") of $9.25 per Share under Securities Act File No. 333-198882 ("Registration Statement") that was declared effective as of July 24, 2015 (the "Public Offering"). Our Public Offering will terminate the on earlier of (i) December 31, 2016, (ii) the date that all of the remaining Shares available in the Public Offering have been sold, or (iii) the date our Board of Trustees otherwise determines to terminate the Public Offering.
To the extent that our net asset value (“NAV”) per Share increases, we will ensure that our Shares are not sold at a price, after deduction of selling commissions and marketing support fees, that is below our NAV per Share. In connection with each weekly closing on the sale of Shares pursuant to our Public Offering and periodic reinvestment of distributions in our Shares, we make the determination that we are not selling Shares at a price below our then current NAV per Share within 48 hours before the time that we issue Shares. In addition, if the NAV per Share were to decline below 97.5% of the public offering price, net of sales load, then, unless and until our Board of Trustees determines otherwise, we will voluntarily delay the acceptance of subscriptions for our Shares until the NAV per share is greater than 97.5% of the public offering price, net of sales load. See Note 11. Subsequent Events regarding POP changes since we commenced our Public Offering.
The following table lists the NAV per share, the POP for Shares sold in our Public Offering including and excluding sales load, the net POP premium as a percentage of NAV, and quarterly declared distributions per Share as of the end of the fourth quarter 2015.

	End of Quarter
	NAV	Public Offering Price	Net POP	Net POP Premium to NAV	Declared Distributions per Share
Year Ended December 31, 2015
Fourth Quarter	$8.68	$9.55	$9.00	3.7%	$0.15
Set forth below is a chart that reconciles gross and net proceeds from our Public Offering since we commenced our Initial Offering on July 28, 2015 (in thousands, except share and per share amounts):

	As of December 31, 2015
	Shares	Amount
Gross Proceeds from Public Offering	248,547	$2,373
Sales Commissions and Dealer Manager Fees	—	$(136)
Reinvestment of Distributions	330	$3
Net Proceeds from Offerings	248,877	$2,240
Average Net Proceeds Per Share	$9.00
Unregistered Sale of Equity Securities
None.
Registrant's Purchases of Equity Securities
We did not repurchase any of our equity securities in the year ended December 31, 2015.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution.
In the third and fourth quarter of 2015, we declared 12 weekly distributions and paid three monthly distributions which were substantially supported by net investment income. See Note 6. Distributions for our distributions history during the year ended December 31, 2015. We also declared forward weekly distributions of $0.01286 per Share per week for shareholders of record between January 5, 2016 and February 23, 2016, $0.01246 per Share per week for shareholders of record between March 1, 2016 and March 29, 2016, and $0.01260 per Share per week for shareholders of record between April 5, 2016 and April 26, 2016.
Because we intend to establish and maintain our qualification as a regulated investment company ("RIC"), we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2015, 100% of the distributions paid to shareholders were comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2016, a Form 1099-DIV was sent to our non-corporate shareholders which stated the amount and source allocations of the 2015 paid distributions.
Item 6. Selected Financial Data.
The following selected financial data as of and for the period ended December 31, 2015 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report (in thousands, except per share amounts):

Period from July 24, 2015 (Inception) to December 31, 2015
Statement of operations data:
Investment income	$33
Operating expenses
Total expenses	142
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(117)
Net expenses	25
Net investment income	8
Net change in unrealized depreciation (from Carey Credit Income Fund)	(78)
Net decrease in net assets resulting from operations	(70)
Per Share data:
Net investment income per Common Share outstanding - basic and diluted	$0.26
Net decrease in net assets resulting from operations	$(2.29)
Distributions per Common Share	$0.15
Other data:
Total investment return (1)	(1.85)%
Total investment activity for the period	$2,235
Statement of Assets and Liabilities data:
Total assets	$2,231
Total net assets	$2,161
_______________________

(1)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Company’s Common Share at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of one Common Share at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) one Common Share plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return is not annualized. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report.  Unless otherwise noted, the terms "we," "us," and "our" refer to Carey Credit Income Fund 2016 T. The Term "Master Fund" refers to Carey Credit Income Fund. Capitalized terms used in this Item 7 have the same meaning as in the accompanying financial statements presented in Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein.
Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its dividend distribution policies.
Operating Expenses
Our primary operating expenses include administrative services, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, distribution and shareholder servicing fees, organization expenses and amortization of deferred offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as base management fees, performance-based incentive fees, third party valuation services, and various other professional fees.
Results of Operations
We commenced investment operations on July 24, 2015 and therefore there are no comparative prior years. Operating results for the period ended December 31, 2015 were as follows (in thousands):

Period from
July 24, 2015
(inception) to
December 31, 2015
Total investment income	$33
Net expenses	25
Net investment income	8
Net change in unrealized depreciation from Carey Credit Income Fund	(78)
Net decrease in net assets resulting from operations	$(70)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the period ended December 31, 2015.
Operating Expenses
Operating expenses consisted of the following major components for the period ended December 31, 2015 (in thousands):

Period from
July 24, 2015
(inception) to
December 31, 2015
Administrative services	$7
Related party reimbursements	15
Trustees fees	3
Professional services	116
Other expenses	1
Total expenses before expense support	142
Less: Expense support from related parties	(117)
Net expenses	$25
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the administrator. Reimbursable costs and expenses include but are not limited to the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for and conducting of meetings of the Company's Board of Trustees.

The composition of our administrative and professional services expenses for the period ended December 31, 2015 were as follows (in thousands):

Period from
July 24, 2015
(inception) to
December 31, 2015
Accounting services	$4
Administration services	3
Total administrative services	$7

Audit expense	$53
Compliance officer fees	8
Legal expense	48
Tax services	7
Total professional services	$116
We entered into an agreement with Vigilant Compliance, LLC ("Vigilant") to provide chief compliance officer services. Vigilant provides us with a member of its executive staff to serve as our chief compliance officer and to assist us in evaluating the performance and effectiveness of our compliance program pursuant to Rule 38a-1 of the 1940 Act.
Net Realized Gain (Loss) from Master Fund Investment
For the period ended December 31, 2015, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on investments.
Changes in Unrealized Appreciation (Depreciation) on Master Fund Investment
For the period ended December 31, 2015, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was depreciation of $0.1 million, and the decrease in the value of our investment in Master Fund common shares was partly due to the severe correction in global energy and commodity prices.
Changes in Net Assets from Operations
For the period ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $0.1 million. Based on the weighted average shares outstanding for the period ended December 31, 2015, our per share decrease in net assets from operations was $2.29.
Cash Flows for the Year Ended December 31, 2015
For the period ended December 31, 2015, net cash used in operating activities was $2.2 million. Cash flows used in operating activities for the period ended December 31, 2015 was primarily due to the Company's investments in the Master Fund.
Net cash provided by financing activities was $2.2 million during the period ended December 31, 2015, represented by equity capital raise of $2.2 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) reinvestment of distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in the Master Fund common shares, (ii) payment of operating expenses, and (iii) cash distributions to our shareholders. We do not currently anticipate issuing any preferred stock within 12 months of the commencement of operations and we will not borrow capital.
We manage our statement of assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is regularly invested in the common shares of the Master Fund.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2015.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. We believe that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2. Significant Accounting Policies.

Valuation of Investments
We will invest substantially all of our equity capital in the purchase of common shares of the Master Fund. As such, we determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of common shares of the Master Fund that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after December 31, 2015. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Share for the period after December 31, 2015 are summarized as follows:

Record Date	Payment Date	Declared Distribution per Share
1/05/2016	1/27/2016	$0.01286
1/12/2016	1/27/2016	$0.01286
1/19/2016	1/27/2016	$0.01286
1/26/2016	1/27/2016	$0.01286
2/02/2016	2/24/2016	$0.01286
2/09/2016	2/24/2016	$0.01286
2/16/2016	2/24/2016	$0.01286
2/23/2016	2/24/2016	$0.01286
3/1/2016	3/30/2016	$0.01246
3/8/2016	3/30/2016	$0.01246
3/15/2016	3/30/2016	$0.01246
3/22/2016	3/30/2016	$0.01246
3/29/2016	3/30/2016	$0.01246
4/5/2016	4/27/2016	$0.01260
4/12/2016	4/27/2016	$0.01260
4/19/2016	04/27/2016	$0.01260
4/26/2016	04/27/2016	$0.01260
Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed (i) to receive expense support payments, (ii) to reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on our behalf and (iii) to compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of the related party transactions and expense reimbursement agreements.
As of December 31, 2015, the Advisors have incurred organization and offering costs on behalf of the Company in the approximate amount of $1.4 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise of our Public Offering (see Note 4. Related Party Agreements and Transactions).
Reimbursement to the Advisor for Administrative Services
We reimburse the Advisor for its expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of the Advisor's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse the Advisor for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of the Advisor. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2015, 90.0% of the Master Fund's investments, or approximately $70.4 million measured at par value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3 Month LIBOR base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest rates and higher interest income for the Master Fund's debt investments to the extent that the Master Fund holds variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Common Shares of the Master Fund's audited consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2015, the following table presents the approximate annualized increase (decrease) per Common Share in (i) interest income from our investment portfolio and (ii) interest expense on our floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of Common Shares outstanding, (ii) the number of Master Fund Shares outstanding, (iii) our percent ownership of Master Fund shares and (iv) changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders:

Net Increase
(Decrease)
Basis Points (bps) Increase	per Share
+50 bps	$(0.02)
+100 bps	$—
+150 bps	$0.03
+200 bps	$0.05

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Carey Credit Income Fund 2016 T:

In our opinion, the accompanying statement of assets and liabilities and the related statement of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Carey Credit Income Fund 2016 T (the “Company”) at December 31, 2015, and the results of its operations, the changes in its net assets and its cash flows for the period from July 24, 2015 (commencement of operations) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2016

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost of $2,235)	$2,157
Cash	41
Dividend income receivable	33
Total assets	2,231

Liabilities
Accounts payable, accrued expenses, and other liabilities	50
Due to Advisors	20
Total liabilities	70

Net Assets	$2,161

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 248,877 Common Shares issued and outstanding at December 31, 2015	—
Paid-in-capital in excess of par value	2,240
Distributions in excess of net investment income	(1)
Net unrealized depreciation on investment	(78)
Total net assets	$2,161
Net asset value per Share	$8.68
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)

Period from
July 24, 2015
(inception) to
December 31, 2015
Investment Income
Distributions from investment in Carey Credit Income Fund	$33
Total investment income	33

Operating Expenses (1)
Administrative services	7
Related party reimbursements	15
Professional services	116
Trustees fees	3
Other expenses	1
Total operating expenses	142
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(117)
Net expenses	25
Net investment income	8

Unrealized depreciation from investment in Carey Credit Income Fund
Net change in unrealized depreciation on investment	(78)
Total unrealized depreciation	(78)
Net decrease in net assets resulting from operations	$(70)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.26
Loss per Common Share - basic and diluted	$(2.29)
Weighted average Common Shares outstanding - basic and diluted	30,518
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF CHANGES IN NET ASSETS
(in thousands, except share and per share amounts)

Period from
July 24, 2015
(Inception) to
December 31, 2015
Operations
Net investment income	$8
Net change in unrealized depreciation on investment	(78)
Net decrease in net assets resulting from operations	(70)
Shareholder distributions:
Distributions from net investment income	(8)
Distributions in excess of net investment income	(1)
Net decrease in net assets from shareholder distributions	(9)
Capital share transactions:
Issuance of Common Shares	2,237
Reinvestment of shareholders distributions	3
Net increase in net assets resulting from capital share transactions	2,240
Total increase in net assets	2,161
Net assets at beginning of period	—
Net assets at end of period	$2,161

Capital share activity:
Common Shares issued from subscriptions	248,547
Common Shares issued from reinvestment of distributions	330
Net increase in Common Shares outstanding	248,877
Distribution in excess of net investment income	$(1)
Distributions per Common Share	$0.15
See Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF CASH FLOWS
 (in thousands)

Period from
July 24, 2015
(Inception) to
December 31, 2015
Operating activities
Net decrease in net assets resulting from operations	$(70)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(2,235)
Net change in unrealized depreciation	78
Increase in operating assets:
Dividend income receivable	(33)
Increase in operating liabilities:
Accounts payable, accrued expenses and other liabilities	50
Due to Advisors	20
Net cash used in operating activities	(2,190)

Financing activities
Issuance of Common Shares	2,237
Distributions paid	(6)
Net cash provided by financing activities	2,231

Net increase in cash and cash equivalents	41
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$41
Supplemental information:
Distributions reinvested	$3

See Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Carey Credit Income Fund 2016 T (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Carey Credit Income Fund (the "Master Fund"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund is externally managed by Carey Credit Advisors, LLC ( the "Advisor"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission ("SEC"). The Advisor also provides the administrative services necessary for the operations of the Company and the Master Fund. The Master Fund commenced investment operations on April 2, 2015 and the Company commenced operations on October 8, 2015. The Master Fund's consolidated financial statements are included as an integral part of the Company's financial statements and should be read in their entirety.
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 104,712,041 Common Shares (the “Public Offering”). The Company commenced investment operations on October 8, 2015. The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its initial public offering (see Note 5. Common Shares). As of December 31, 2015, the Company owned 4.62% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
The Company's financial statements have been prepared in accordance with accounting principles generally in the United States of America ("GAAP"). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”). The Company's financial statements should be read in conjunction with the Master Fund's financial statements.
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
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position will be common shares of the Master Fund. The Company determines the fair value of the Master Fund's common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company.
Dividend Income
Dividend income associated with the Company's ownership of the Master Fund's common shares is recognized on the record date as declared periodically by the Master Fund.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statement of operations. Continuous offering expenses will be capitalized monthly on the Company's statements of assets and liabilities as deferred offering expenses and expensed to the Company's statement of operations over a 12-month period.

Notes to Financial Statements

Distribution and Shareholder Servicing Fees
Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will incur an additional operating expense-distribution and shareholder servicing fees-at an annual rate of 0.90% of the net purchase price per Share to compensate the dealer manager of the Company's Public Offering, participating broker-dealers and investment representatives for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services. The distribution and shareholder servicing fees will accrue daily and it will be recorded on the statement of operations. The mathematical computation of the distribution and shareholder servicing fees will be based on Common Shares sold in the Public Offering and excludes Common Shares issued under the Company's distribution reinvestment plan. However, this operating expense will be borne equally among all of the Company's Shares outstanding. The Company will cease to incur the distribution and shareholder servicing fees at the earlier of: (i) the date at which the underwriting compensation from all sources, including the distribution and shareholder servicing fees, any organization and offering fees paid to Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") for underwriting, and underwriting compensation paid directly by the shareholders and the Company, equals 10% of the gross proceeds from the Company's initial public offering of Common Shares, excluding proceeds from Common Share sales pursuant to the Company's distribution reinvestment plan; and (ii) the date at which a liquidity event occurs.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.
Distributions to the Company's Shareholders
Distributions to the Company's shareholders are recorded as a liability as of the record date.
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
Note 3. Investments
As of December 31, 2015, the Company owned the following investment in the Master Fund, a related party (in thousands):

Investment	No. of Shares	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	270	$2,235	$2,157	99.8%

TOTAL INVESTMENTS		$2,235	$2,157	99.8%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares will be limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at its option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, an investor in the Master Fund, including the Company, must be willing to bear the economic risk of investment in the Master Fund Shares until the Master Fund is liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund's

Notes to Financial Statements

common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
Share Repurchase Program
      As stated in its Master Fund's registration statement, the Master Fund intends to commence a share repurchase program following the completion of its first full quarter of operations in which it intends to repurchase, during each calendar quarter, up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters (or such fewer calendar quarters during the Master Fund's first year) at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. At the discretion of the Master Fund's Board of Trustees, the Master Fund intends to limit the number of common shares to be repurchased during any calendar year to the number of common shares that it can repurchase with cash on hand, cash available from borrowings and cash from the sale of the Master Fund's investments as of the end of the applicable period to repurchase its common shares. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Note 4. Related Party Agreements and Transactions
All of the Company’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of the Advisor. Its chief executive officer also serves as chief executive officer of WPC, the Advisor's ultimate parent. The membership of the board of trustees of the Company and the Master Fund are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
The Company has entered into agreements with the Advisor whereby the Company agrees to (i) receive expense support payments, (ii) to reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on the Company's behalf. The Company has entered into an agreement with the Dealer Manager, an affiliate of the Advisor, to compensate for capital market services in connection with the marketing and distribution of the Company's Shares. The Company has entered into an agreement with GPIM whereby the Company agrees to (i) receive expense support payments, and (ii) to reimburse it for certain expenses such as expense support, organization and offering costs incurred on the Company's behalf.
Administrative Services Agreement
On February 27, 2015, the Company entered into an administrative services agreement with the Advisor, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the Administrator, performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Advisor the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Company had no obligation to reimburse the Advisor for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Company's behalf.
Dealer Manager Agreement
On July 17, 2015, the Company entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for the Company's public offering of Common Shares. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. Dealer Manager fees that represent upfront sales load are not recorded as Company expenses; distribution and shareholder servicing fees will begin to accrue in the first calendar quarter after the close of the Company's Public Offering of Common Shares.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates and the Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. The Advisors waived reimbursement

Notes to Financial Statements

in connection with equity raised during the months of November and December 2015 and the reimbursement waiver expired on December 31, 2015.
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
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any fiscal monthly occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's net investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding base management fees, performance-based incentive fees, organization and offering expenses, distribution and shareholder servicing fees, financing fees and costs, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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
The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Notes to Financial Statements

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$11	NM	$0.00000	July 31, 2018
August 2015	32	—	32	NM	$0.33436	August 31, 2018
September 2015	30	—	30	NM	$0.66872	September 30, 2018
October 2015	30	—	30	135.82%	$0.66872	October 31, 2018
November 2015	33	—	33	9.29%	$0.66872	November 30, 2018
December 2015 (3)	(19)	—	(19)	0.47%	$0.66872	December 31, 2018
Total	$117	$—	$117
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, investment advisory fees, performance-based incentive fees, financing fees and costs, and interest expense. "NM" means not measurable in these months due the absence of a positive value for Average Net Assets.

(2)
Annualized Regular Cash Distribution Rate/Share equals the annualized rate of average weekly distributions per share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any.

(3)	In December 2015, year-to-date expense support was reduced after considering Master Fund year-end distributions to the Company and a decrease in estimated professional service fees.
Summary of Related Party Transactions for the Year Ended December 31, 2015
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master in connection with Common Shares purchases, sales and distributions, for the year ended December 31, 2015 (in thousands):

		Year Ended
Related Party	Source Agreement & Description	December 31, 2015
Advisor	Administrative Services Agreement - expense reimbursement	$15
Dealer Manager	Dealer Management Agreement - sales commissions and dealer manager fees	$136
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$1
Advisor and GPIM	Expense Support and Conditional Reimbursement Agreement - expense support payments received from Advisors	$117
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are consider customary by management. As of December 31, 2015, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. The Company issued 248,877 Common Shares during the year ended December 31, 2015.

Notes to Financial Statements

Note 6. Distributions
The following table presents the cash distributions per Share per week that the Company paid on its Common Shares during the year ended December 31, 2015:

Record Date	Payment Date	Cash Distribution Per Share	Cash Distribution
10/13/2015	10/28/2015	$0.01286	$27
10/20/2015	10/28/2015	$0.01286	27
10/27/2015	10/28/2015	$0.01286	65
11/03/2015	11/25/2015	$0.01286	65
11/10/2015	11/25/2015	$0.01286	199
11/17/2015	11/25/2015	$0.01286	199
11/24/2015	11/25/2015	$0.01286	834
12/01/2015	12/30/2015	$0.01286	930
12/08/2015	12/30/2015	$0.01286	969
12/15/2015	12/30/2015	$0.01286	1,189
12/22/2015	12/30/2015	$0.01286	1,331
12/29/2015	12/30/2015	$0.01286	2,747
		$0.15432	$8,582
On a GAAP basis, net investment income was the primary source of distributions paid in 2015.
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per Common Share) for the year ended December 31, 2015 (in thousands, except per share data):

Year ended
December 31, 2015
Net decrease in net assets resulting from operations	$(70)
Weighted average Common Shares outstanding (1)	30,518
Loss per Common Share - basic and diluted (2)	$(2.29)
______________________

(1)	Weighted average Common Shares outstanding calculated over the period from July 24, 2015 (inception) through December 31, 2015.

(2)	Loss per Common Share, both basic and diluted, were equivalent in the periods because there were no Common Share equivalents outstanding in the periods.

Notes to Financial Statements

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the period from July 24, 2015 (inception) to December 31, 2015:

Period from
July 24, 2015
(Inception) to
December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$—
Net investment income (1)	0.14
Net unrealized losses (2)	(0.48)
Net decrease resulting from operations	(0.34)
Distributions to common shareholders
Distributions from net investment income (3)	(0.14)
Distributions from realized gains (3)	—
Distributions in excess of net investment income (3)	(0.01)
Net decrease resulting from distributions	(0.15)
Capital Share Transactions
Issuance of Common Shares, net of sales load	9.00
Issuance of Common Shares above net asset value (4)	0.17
Net increase in net assets resulting from Common Share transactions	9.17
Net asset value, end of period	$8.68

INVESTMENT RETURNS
Total investment return (5)	(1.85)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$2,161
Average net assets (6)	$473
Common Shares outstanding, end of period	248,877
Weighted average Common Shares outstanding	30,518
Ratios-to-average net assets:
Net investment income	1.68%
Total expenses	30.07%
Effect of expense reimbursement from advisors	(24.80)%
Net expenses	5.28%
_____________________

(1)
Net investment income per Common Share is calculated by adding (deducting) the increase (decrease) per share in undistributed net investment income for the period to (from) dividends from net investment income per share for the period. The increase (decrease) per share of undistributed net investment income is derived by comparing the per share figures obtained by dividing undistributed net investment income at the beginning and end of the period by the number of shares outstanding at those dates.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01.

Notes to Financial Statements

(4)
The continuous issuance of Common Shares may cause an incremental increase in net asset value per Share due to the sale of Shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per Share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

(5)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Company’s Common Share at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of one Common Share at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) one Common Share plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the fractional Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return is not annualized. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(6)	The computation of average net assets during the period is based on averaging the amount as of the last day of each month. Ratios-to-average net assets are not annualized.
Note 9. Taxable/Distributable Income
The Company's first RIC tax year began on October 1, 2015. There are no material permanent book and tax basis differences to be reported as of December 31, 2015. Additionally, there are no material differences between net investment income and total taxable income available for distribution to be reported as of December 31, 2015.
Note 10. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the period ended December 31, 2015 are presented below (in thousands, except per share amounts):

	For the three months ended
	December 31, 2015	September 30, 2015
Total investment income	$33	$—
Net investment income	8	—
Net unrealized depreciation	(78)	—
Net decrease in net assets resulting from operations	(70)	—
Net assets	2,161	—
Basic and diluted total investment income per Common Share	0.62	—
Basic and diluted net investment income per Common Share	0.15	—
Basic and diluted loss per Common Share	(1.31)	—
Net asset value per Common Share at end of quarter	8.68	—
Note 11. Subsequent Events
On January 5, 2016, the Company decreased its public offering price from $9.55 per Share to $9.25 per Share. The purpose of this public offering price adjustment was to ensure that the Company’s net asset value per Share was not less than 97.5% of the net offering price at the time of acceptance of subscriptions for the purchase of the Company's Common Share and the reinvestment of distributions.
The Company issued 948,593 Common Shares subsequent to December 31, 2015, resulting in a $8.3 million increase in equity capital.

Notes to Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its independent accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
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
Our chief executive officer and chief financial officer after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2015 at a reasonable level of assurance.
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
Board of Trustees
Pursuant to the Company’s Declaration of Trust and bylaws, the Company’s business and affairs are managed under the direction of the Board of Trustees, which has overall responsibility for monitoring and overseeing the Company’s management and operations. The Board of Trustees consists of five members, three of whom are considered Independent Trustees. The initial Trustees were elected by the Company's organizational shareholders. The Trustees are subject to removal or replacement in accordance with Delaware law and the Company’s Declaration of Trust.
Messrs. Goodman, Rosenblatt and Roth are “Independent Trustees,” defined as Trustees who (i) are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act, and (ii) meet the independence requirements of Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC thereunder and under the Securities Act.
The responsibilities of the Board of Trustees include the oversight of our investment activities, quarterly valuations of our assets, financing arrangements, and corporate governance activities. The Board of Trustees, including the Independent Trustees, oversees and monitors our investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation the Company pays to W. P. Carey and the compensation that W. P. Carey pays to Guggenheim and to determine that the provisions of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, respectively, are carried out.
The Board of Trustees currently has an Independent Trustee Committee, an Audit Committee, and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a standing compensation committee because the executive officers of the Company do not receive any compensation from the Company. The Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and decisions on Independent Trustee compensation are based on, among other things, a review of compensation data for comparable BDCs.
Biographies of Interested Trustees
Mark J. DeCesaris serves as Chief Executive Officer of the Company, Carey Credit Income Fund and Carey Credit Income Fund - I since February 2016. Mr. DeCesaris also serves as Chief Executive Officer of W. P. Carey Inc. since February 2016 and as a member of its Board of Directors since July 2012. He also serves as Chief Executive Officer and President of Corporate Property Associates 17 - Global Incorporated (“CPA®:17 - Global”) and Corporate Property Associates 18 - Global Incorporated (“CPA®:18 - Global”) since February 2016. Mr. DeCesaris was Chief Financial Officer of W. P. Carey Inc. and CPA®:17 - Global from 2010 to 2013, having served as Acting Chief Financial Officer of each since 2005 and 2007, respectively. He was also Chief Financial Officer of CPA®:18 - Global from 2012 to 2013 and of Carey Watermark Investors Incorporated from 2008 to 2013. Mr. DeCesaris has also been a member of the Board of Managers of Carey Financial, LLC since 2006 and served as its Chairman from 2013 to 2015. Before joining W. P. Carey, from March 2003 to December 2004, Mr. DeCesaris was Executive Vice President for Southern Union Company, a natural gas energy company publicly traded on the New York Stock Exchange, where he oversaw the integration of acquisitions and developed and implemented a shared service organization to reduce annual operating costs. From August 1999 to March 2003, he was Senior Vice President for Penn Millers Insurance Company, a property and casualty insurance company where he served as President and Chief Operating Officer of Penn Software, a subsidiary of Penn Millers Insurance. From 1994 to August 1999, he was President and Chief Executive Officer of System One Solutions, a business consulting firm that he founded. He started his career with Coopers & Lybrand in Philadelphia, earning his Certified Public Accountant license in 1983. Mr. DeCesaris graduated from Kings College with a B.S. in Accounting and a B.S. in Information Technology. He currently serves on the Board of Kings College and on the Board of the Denver Mile High Youth Corps, Petroleum Service Co. and Mountain Productions, Inc.
Mr. DeCesaris was selected as one of our two Interested Trustees because of his experience and his familiarity with W. P. Carey Inc. and its capital market efforts for other offerings and its alternative investment funds. His experience with advisory services and capital raising is particularly relevant to his trusteeship and, we believe, provides us with exceptional experience upon which to draw.
Jeffrey B. Abrams serves on the Investment Committee of Guggenheim, the Sub-Advisor to the Company. He is a Senior Managing Director and Portfolio Manager in Guggenheim’s Corporate Credit Group. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities. Mr. Abrams’ prior roles at Guggenheim include covering the retail and consumer sectors as a Senior Analyst. He led an industry team focused on investing across the leveraged credit markets in a number of industries, including financial institutions, retail, food and beverage, and consumer products. Mr. Abrams has also focused on sourcing and structuring directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Abrams worked in the Leveraged Finance Group at Bear Stearns, where he focused on various leveraged debt transactions across multiple industries. Mr. Abrams received his BA in History and a BBA in Finance from Emory University.

Mr. Abrams was selected as one of our two Interested Trustees because of his prior experience and familiarity with Guggenheim. Equally significant is his knowledge and experience with corporate credit investing activities analytics, both of which we believe are key qualifications for providing sound direction and leadership.
Biographies of Independent Trustees
Marc S. Goodman serves as an Independent Trustee, a member of the Audit Committee and the Independent Trustee Committee, and as Chairman of the Nominating and Governance Committee. He is a Co-Founder and Managing Director of Conyers Consulting Group, LLC, a consulting firm for asset management companies. Until March 31, 2014, he was Co-Executive Chairman and Global Co-Chief Investment Officer of the Kenmar Olympia Group. Prior to that Mr. Goodman was the President, Co-Chief Executive Officer, and Co-Chief Investment Officer of The Kenmar Group. Prior to co-founding The Kenmar Group in 1983, Mr. Goodman was a Vice President and Director of Pasternak, Baum and Co., Inc., a global dealer of cash commodities. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a BBA degree and an MBA in Finance and Investments. He was awarded an Economics and Finance Department Fellowship during his studies. Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for juvenile diabetes. In addition to his role on the Diabetes Research Institute Foundation’s National Board and Executive Committee, Mr. Goodman is a member of the Foundation’s Northeast Board and its Executive Committee.
Mr. Goodman was selected as one of our three Independent Trustees because of his experience in the asset management industry and as a chief investment officer; as well as his prior and current experience as a director for other non-traditional funds.
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustee Committee. He is the President, Founder and a Director of Rosenblatt International Financial Advisors AG (“RIFA”), which he founded in 2012. RIFA is a financial advisory firm based in Switzerland that serves high net worth individuals. RIFA focuses on the due diligence, structuring, and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. Between 2004-2009, Mr. Rosenblatt was a Vice President at Guggenheim Partners, an asset management firm in New York. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt, and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
Mr. Rosenblatt was selected as one of our three Independent Trustees because of his knowledge of portfolio management across multiple asset classes and as a director for private companies.
Peter E. Roth serves as an Independent Trustee, a member of the Nominating and Governance Committee and the Independent Trustee Committee, and as Chairman of the Audit Committee. Mr. Roth currently serves as Managing Partner of JP Charter Oak Advisors LLC, which he co-founded in 2012 to focus on private equity investments in the financial services industry. From 2006 to 2012, he served as Chief Executive Officer of KBW Asset Management, Inc. (“KBWAM”), a wholly owned subsidiary of KBW, Inc. While at KBWAM, Mr. Roth oversaw the management of several alternative investment funds and was Managing Director and a member of the Investment Committee of KBW Capital Partners GP LLC. During the same period, he also served as a Financial Agent to the U.S. Department of the Treasury on its Capital Purchase Program and the Automotive Industry Finance Program. From 2003 to 2006, he served as the Head of Insurance Investment Banking for Keefe, Bruyette & Woods, Inc. and, from 1990 to 2003, as Head of U.S. Investment Banking for Fox-Pitt, Kelton Inc. (a division of Swiss Re since 1999).
Previously, Mr. Roth served on the Board of Directors of KBW, Inc., and as an Observer on the Board of Directors of SPARTA Insurance Holdings, Inc. and Asset Allocation & Management Company. In the non-profit sector, Mr. Roth serves on the Board of Directors of St. Mary’s Healthcare System for Children in Bayside, Queens, and is Chairman of the Finance Committee and a member of the Investment Committee and Executive Committee. He was previously the Treasurer and Secretary. Mr. Roth received a BA from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania.
Mr. Roth was selected as one of our three Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.
Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Carey Credit Income Fund, 50 Rockefeller Plaza, New York, New York 10020. The same five Trustees also serve on each of the Master Fund's and Carey Credit Income Fund - I's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee (1)
Interested Trustees (2)
Mark J. DeCesaris, 56	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2016-present.

Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Jeffrey B. Abrams, 39	Interested Trustee	Appointed February 2015	Senior Managing Director & Portfolio Manager, Guggenheim Partners, 05/2002-present.	Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2015-present; Director, Provo Craft Holdings, LLC, 09/2013-present.
Independent Trustees
Marc S. Goodman, 67	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustee Committee	Appointed February 2015	Managing Director, Conyers Consulting Group, 04/2014-present; Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, 1983-03/2014.
Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2015-present; Director, Duet Commodities Fund Limited, 07/2014-present; Director, Electrum Special Acquisition Corporation, 04/2015-present.

Eric Rosenblatt, 33	Trustee, Chairman of the Independent Trustee Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed February 2015	President/Founder and Director, Rosenblatt International Financial Advisors AG, 03/2012-present.
Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2015-present; Director, Moblty, Inc., 06/2013-present; Director, R Capital GmbH, 11/2015-present; Director, Zeotap GmbH, 7/2015-present; Director, Rosenblatt International Financial Advisors AG, 03/2012-present.

Peter E. Roth, 57	Trustee, Chairman of the Audit Committee,(3) Member of the Nominating and Governance Committee, Member of the Independent Trustee Committee	Appointed February 2015	Managing Partner, JP Charter Oak Advisors llc, 01/2012-present; Chief Executive Officer, KBW Asset Management, Inc., 2006-01/2012.	Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2015-present; Board Member, St. Mary’s Healthcare System for Children, 09/2010-present.
______________

1)	W. P. Carey Inc., Carey Credit Income Fund - I, Carey Credit Income Fund, and Guggenheim Partners are affiliates of Carey Credit Income Fund 2016 T.

2)	Messrs. DeCesaris and Abrams, our two Interested Trustees, are among the senior executives of W. P. Carey and Guggenheim, respectively, who provide services to us on behalf of our Advisors.

3)
Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

Executive Officers
Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Carey Credit Income Fund, 50 Rockefeller Plaza, New York, New York 10020. The six executive officers identified below also serve as executive officers of the Master Fund and Carey Credit Income Fund - I in the same positions.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Mark J. DeCesaris, 56	Chief Executive Officer and Chairman of the Board of Trustees	Appointed CEO February 2016; appointed Trustee and Chairman March 2016
Chief Executive Officer, W. P. Carey Inc., 02/2016-present; Acting Chief Financial Officer and Chief Financial Officer, W. P. Carey Inc., 11/2005-03/2013; Chief Executive Officer, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2016-present.

Trustee, Carey Credit Income Fund and Carey Credit Income Fund - I, 03/2016-present; Director, W. P. Carey Inc., 07/2012-present; Trustee and Vice Chairman, King's College, 2001- present; Director, Mountain Productions Inc., 2012-present; Director, Petroleum Service Company, 2008-present.

Mark M. Goldberg, 54	President	Appointed December 2014
Managing Director, W. P. Carey Inc., 09/2008-present; President and Chief Executive Officer, Carey Credit Advisors, LLC, 12/2014-present; President, Carey Credit Income Fund and Carey Credit Income Fund - I, 01/2015-present; Chairman, Carey Financial, LLC, 06/2008-present; Managing Director, Corporate Property Associates 18 – Global Incorporated, 04/2013-present; Managing Director, Corporate Property Associates 17— Global Incorporated, 01/2010-present; Managing Director, Carey Watermark Investors Incorporated, 12/2010-present; Managing Director, Carey Watermark Investors 2 Incorporated, 02/2015-present.

Paul S. Saint-Pierre, 62	Chief Financial Officer, Secretary, and Treasurer	Appointed December 2014
Chief Financial Officer, Secretary, and Treasurer, Carey Credit Income Fund and Carey Credit Income Fund - I, 01/2015-present; Senior Vice President, W. P. Carey Inc., 12/2014-present; Senior Vice President, Secretary, and Chief Financial Officer, Carey Credit Advisors, LLC, 12/2014-present; Chief Financial Officer, Corporate Capital Trust, Inc., 06/2010-11/2014; Senior Vice President and Group Chief Financial Officer, CNL Financial Group, LLC, 2011-11/2014; Senior Vice President and Chief Financial Officer, CNL Fund Advisors Company, 01/2007-11/2014.

Robert F. Amweg, 63	Chief Compliance Officer	Appointed February 2015
Chief Compliance Officer, Carey Credit Income Fund and Carey Credit Income Fund - I, 02/2015-present; Compliance Director, Vigilant Compliance, LLC, 08/2013-present; Consultant to financial service industry, 09/2012-12/2014; Chief Financial Officer and Chief Accounting Officer, Turner Investments, LP, 02/2007-08/2012.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer (1)
Kamal Jafarnia, 49	Senior Vice President	Appointed December 2014
Senior Vice President, Carey Credit Income Fund and Carey Credit Income Fund - I, 01/2015-present; Senior Vice President, W. P. Carey Inc., 10/2014-present; Chief Compliance Officer and General Counsel, Carey Financial, LLC, 10/2014-present; Senior Vice President and Chief Compliance Officer, Carey Credit Advisors, LLC, 12/2014-present; Counsel, Greenberg Traurig, LLP, 03/2014-10/2014; Counsel, Alston & Bird LLP, 08/2012-03/2014; Senior Vice President, American Realty Capital, 11/2008-08/2012.
Director, Ashford Hospitality Trust, Inc.
John V. Palmer, 31	Vice President	Appointed December 2014
Vice President, Carey Credit Income Fund and Carey Credit Income Fund - I, 01/2015-present; Vice President, W. P. Carey Inc., 05/2014-present; Vice President, Carey Credit Advisors, LLC, 12/2014-present; Director of Fund Management, CNL Financial Group, LLC, 05/2009-05/2014.

______________

1)	W. P. Carey Inc., Carey Credit Advisors, LLC, Carey Financial LLC, Carey Credit Income Fund - I, and Carey Credit Income Fund are affiliates of Carey Credit Income Fund 2016 T.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2015.
Code of Ethics
The Company adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to this code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the requirements of the code of ethics. A copy of our code of ethics is available on the website for Feeder Fund Carey Credit Income Fund 2016 T at www.careycredit.com/2016T/Corporate-Governance.
Corporate Governance
Board of Trustees Leadership Structure
Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our Advisors, administrator, and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our bylaws, our Board of Trustees may designate one of our Trustees as Chairman to preside over meetings of our Board of Trustees and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board of Trustees. Presently, Mr. DeCesaris serves as Chairman of our Board of Trustees and is an “interested person” by virtue of his professional association with W. P. Carey Inc. We believe that it is in the best interests of our shareholders for Mr. DeCesaris to serve as Chairman of our Board of Trustees because of his experience in matters of relevance to our business. Our Board of Trustees has determined that the compositions of the Audit Committee and the Independent Trustee Committee are appropriate means to address any potential conflicts of interest that may arise from the Chairman’s status as an interested person of us. We believe that our Board of Trustees’ flexibility to determine its Chairman and reorganize its leadership structure from time to time is in the best interests of us and our shareholders.
Each year, our Independent Trustees will designate an Independent Trustee to serve as the lead Independent Trustee on our Board of Trustees. The designation of a lead Independent Trustee is for a one-year term, but the lead Independent Trustee may succeed himself or herself in that position. If the lead Independent Trustee is unavailable for a meeting, his or her immediate predecessor will serve as lead Independent Trustee for such meeting. The lead Independent Trustee will preside over meetings of our Independent Trustee Committee. The lead Independent Trustee will also serve as a liaison between our Independent Trustee Committee and our management on a wide variety of matters, including agenda items for our Board of Trustees meetings. Designation as such does not impose on the lead Independent Trustee any obligations or standards greater than or different from those of our other Trustees.
All of the Independent Trustees play an active role on the Board of Trustees. The Independent Trustees compose a majority of our Board of Trustees and are closely involved in all material deliberations related to us. Our Board of Trustees believes that, with these practices, each Independent Trustee has an equal involvement in the actions and oversight role of our Board of Trustees and equal accountability to us and our shareholders. Our Independent Trustees are expected to meet separately (i) as part of each regular Board of Trustees meeting, and (ii) with our chief compliance officer, as part of at least one Board of Trustees meeting each year. Our Independent Trustee Committee may hold additional meetings at the request of the lead Independent Trustee or another Independent Trustee.
Our Board of Trustees, which reviews its leadership structure periodically as part of its self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.
Board of Trustees’ Role in Risk Oversight
Our Board of Trustees oversees our business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Our Board of Trustees will implement its risk oversight function both as a whole and through its committees. In the course of providing oversight, our Board of Trustees and its committees will receive reports on our Advisors’ activities, including reports regarding our investment portfolio and financial accounting and reporting. Our Board of Trustees will also receive a quarterly report from our Chief Compliance Officer, who reports on our compliance with federal and state securities laws and our internal compliance policies and procedures, as well as those of our Advisors, administrator, and transfer agent. The Audit Committee’s meetings with our independent public accounting firm will also contribute to its oversight of certain internal control risks. In addition, our Board of Trustees will meet periodically with our Advisors to receive reports regarding our operations, including reports on certain investment and operational risks, and our Independent Trustees will be encouraged to communicate directly with senior members of our management.
Our Board of Trustees believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified, or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of us, our Advisors, the administrator, and our other service providers.
Board of Trustees Committees - Independent Trustee Committee, Audit Committee, Nominating and Governance Committee
Our Trustees will also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee, or dissolve any committee as it deems necessary and in our best interest.
Independent Trustee Committee.    Our Independent Trustee Committee consists of all of our Independent Trustees. Mr. Rosenblatt currently serves as Chairman of the Independent Trustee Committee. The Independent Trustee Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisors. The Independent Trustee Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement, the Administrative Services Agreement, and the Investment Sub-Advisory Agreement. The Independent Trustee Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.
Audit Committee.    Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee

operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.careycredit.com. The Audit Committee is responsible for selecting, engaging, and discharging our independent accountants; reviewing the plans, scope, and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants; and reviewing the adequacy of our internal controls over financial reporting.
Nominating and Governance Committee.    Our Nominating and Governance Committee consists of all of our Independent Trustees. Mr. Goodman serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on our website at www.careycredit.com. The Nominating and Governance Committee is responsible for selecting, researching, and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles, and overseeing the evaluation of the Board of Trustees and our management. Our Nominating and Governance Committee will consider shareholders’ proposed nominations for Trustees. A shareholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of our bylaws. Our Nominating and Governance Committee will consider nominees recommended in writing by a shareholder (other than shareholder recommendations of himself or herself) to serve as Trustees, provided that: (i) such person is a shareholder of our Company at the time he, she, or it recommends such nominee and is entitled to vote at the meeting of shareholders at which Trustees will be elected; and (ii) the committee will make the final determination as to the qualifications of the individual to be nominated. The committee will evaluate each nominee recommended by a shareholder to serve as Trustee in the same manner as it would evaluate potential nominees identified by the committee.
The Delaware Trustee
Wilmington Trust, National Association (the “Delaware Trustee”) serves as our sole Trustee in the State of Delaware. The Delaware Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware 19890. The Delaware Trustee is unaffiliated with us. The rights and duties of the Delaware Trustee are governed by the provisions of the Delaware Statutory Trust Act and by our Declaration of Trust.
The Delaware Trustee will accept service of legal process on us in the State of Delaware. The duties of the Delaware Trustee are limited to the execution of any certificates required to be filed with the Delaware Secretary of State, which the Delaware Trustee is required to execute under the Delaware Statutory Trust Act. The Delaware Trustee does not owe any other duties to us or our shareholders. The Declaration of Trust provides that the Delaware Trustee is permitted to resign upon at least 30 days’ notice to us, provided, that any such resignation will not be effective until a successor trustee is appointed by our Board of Trustees or a court of competent jurisdiction, or a successor is appointed by a court of competent jurisdiction pursuant to a court petition by the Delaware Trustee. The Declaration of Trust provides that the Delaware Trustee is compensated by us in accordance with a separate fee agreement, and is indemnified by us, as appropriate, against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes, and penalties of any kind and nature whatsoever, to the extent such expenses arise out of or are imposed upon the Delaware Trustee with respect to the performance of its duties pursuant to our Declaration of Trust, or the formation, operation, or termination of the Company. The Delaware Trustee shall not be indemnified by us for any expenses that result from the gross negligence, bad faith, or willful misconduct of the Delaware Trustee. Our Board of Trustees will have discretion to replace the Delaware Trustee.
Under Delaware law, neither the Delaware Trustee, either in its capacity as Delaware Trustee or in its individual capacity, nor any director, officer, or controlling person of the Delaware Trustee is, or has any liability as, the issuer or a Trustee, officer, or controlling person of the issuer.
Under our Declaration of Trust, the Delaware Trustee’s duties are limited to (i) accepting legal process served on the Company in Delaware and (ii) execution of any certificates required to be filed with the Delaware Secretary of State that the Delaware Trustee is required to execute under Section 3811 of the Delaware Statutory Trust Act. The Delaware Trustee will have no duty or liability to supervise or monitor the performance of our Board of Trustees, nor will the Delaware Trustee have any liability for the acts or omissions of our Board of Trustees. Because the Delaware Trustee will delegate substantially all of its authority over our operations to our Board of Trustees, the Delaware Trustee itself is not registered in any capacity with the SEC.

Item 11.	Executive Compensation.

(a)	Compensation of Executive Officers
As an externally managed BDC, we rely on the services of W. P. Carey as investment advisor under the Investment Advisory Agreement and the services of Guggenheim as investment sub-advisor under the Investment Sub-Advisory Agreement. W. P. Carey also provides administrative services to the Company under an Administrative Services Agreement. Several of W. P. Carey's appointed executive officers also serve on behalf of our Company, specifically our president, chief financial officer and secretary, senior vice president, and vice president. We do not pay any compensation to any of our executive officers, with the exception of a contractual compensation agreement with Vigilant for our Chief Compliance Officer.

(b)	Compensation of Independent Trustees
The Board of Trustees is responsible to evaluate and approve trustee compensation; decisions on trustee compensation are based on, among other things, a review of compensation data of comparable BDCs and investment companies.
In fiscal year 2015, beginning on July 24, 2015, each Independent Trustee was entitled to compensation for his Trustee-related services including: an annualized retainer fee amount of $30,000, $2,500 for each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during regular Board of Trustees meetings and (ii) telephonic meetings of the Board of Trustees and committees, and reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. The table below sets forth the compensation received by each Independent Trustee from the Master Fund (and indirectly borne by us as a Feeder Fund) for the fiscal year ending December 31, 2015; the Independent Trustees did not receive any additional compensation from us or any other feeder fund affiliated with the Master Fund and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2015
Independent Trustee Names	Fees earned or paid in cash	Total
Marc S. Goodman, Eric Rosenblatt, Peter E. Roth
Each Independent Trustee	$28,233	$28,233
In fiscal year 2016, the compensation schedule for each Independent Trustee consists of a $52,500 annual retainer fee, $2,500 for participation in Board of Trustees regular quarterly meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, and (iii) reasonable out-of-pocket expenses incurred in connection with attending Board of Trustees and committee meetings. In addition, a $10,000 annual retainer fee is paid to the Audit Committee chairman.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:

•	each person known to us to beneficially own more than 5% of the outstanding Common Shares,

•	each of our Trustees and each executive officer, and

•	all of our Trustees and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of the date of this Report. Ownership information for those persons who beneficially own 5% or more of our Shares is based upon information furnished by the our transfer agent and other information provided by such persons, if available. A shareholder that owns more than 25% of our Shares is deemed to control us (as such term is defined in the 1940 Act).

Name of Beneficial Owner (1)	Number	Percentage of current ownership (2)
Beneficial Owners of More Than 5%:
None

Trustees and Executive Officers:
Trustees:
Mark J. DeCesaris (3)	—	—%
Jeffrey B. Abrams	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:		—%
Mark M. Goldberg, President	—	—%
Paul S. Saint-Pierre, Chief Financial Officer and Secretary	—	—%
Kamal Jafarnia, Senior Vice President	—	—%
John V. Palmer, Vice President	—	—%
Robert F. Amweg, Chief Compliance Officer	—	—%
All Trustees and executive officers as a group (10 persons):	—	—%
_____________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 1,197,470 Common Shares issued and outstanding as of March 10, 2016.

(3)	Mark J. DeCesaris is also the Chief Executive Officer of the registrant.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.
Potential Conflicts of Interest
The respective members, directors, officers and other personnel of the Advisors allocate their time between advising us and managing other investment and business affairs in an appropriate manner. However, our Advisors will continue to devote the time, resources and other services necessary to managing their other investment and business activities and the Advisors are not precluded from conducting activities unrelated to our business affairs. As a result of these business activities, the Advisors may have conflicts of interest in allocating management time, services and functions among us and other business ventures or clients.
We may compete with other advisory clients or affiliates of the Advisors for investments, subjecting an Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities or making acquisitions on our behalf.
Our Advisors and their respective affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though their investment objectives may be similar to ours. As a result, the Advisors may at certain times be simultaneously seeking to purchase or dispose of investments for the Company and for other clients for which they serve as advisor.
To the extent not restricted by confidentiality requirements or applicable law, our Advisors may apply experience and information gained in providing services to our portfolio companies in providing services to competing companies invested in by our affiliates’ other clients.
As a BDC, we are limited in our ability to invest in any portfolio company in which an affiliate’s other client has an investment. We are also limited in our ability to co-invest in a portfolio company with our Advisors or one or more of their respective affiliates. Some of these co-investments are only permitted pursuant to reliance on previous no-action letters or an exemptive order from the SEC.
From time to time, and to the extent consistent with the 1940 Act and the rules and regulations promulgated thereunder, or with exemptive relief we may receive from the SEC, if any, we and other clients for which our Advisors provide investment management services or carry on investment activities may make investments at different levels of an investment entity’s capital structure or otherwise in different classes of an issuer’s securities. These investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by us and such other clients, including in the case of financial distress of the investment entity.
Our Advisors and their respective affiliates may, in the future, advise a broad range of investment funds, vehicles, and other accounts, including proprietary vehicles, that make investments worldwide. Each of our Advisors may also make investments for its own account.
By reason of the advisory, investment banking, and/or other activities of the Advisors and their affiliates, the Advisors may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. This may also happen if, for example, any members of the board of directors of a portfolio company are nominated or designated by the Advisors or any of their affiliates. The Advisors will not be free to divulge, or to act upon, any such confidential or material non-public information, and because of these restrictions, the Advisors may not be able to initiate a transaction for the Company that they otherwise might have initiated (including taking a new position or adding to an existing position). As a result, the Company may be frozen in an investment position that it otherwise might have liquidated or closed out, or may not be able to acquire a position that it might otherwise have acquired.
Our Advisors and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships, or from engaging in other business activities, even though such activities may compete with us or may require substantial resources.
Our Advisors may have, or enter into, advisory relationships with other advisory clients that could lead to circumstances in which a conflict of interest between the Advisors and advisory clients could exist or develop. In addition, to the extent that another client of W. P. Carey or Guggenheim holds a different class of securities of the same issuer than us, the interest of such client and our interest may not be aligned. As a result of these conflicts and restrictions, our Advisors may be unable to implement our investment strategies as effectively as they could have in the absence of such conflicts or restrictions. In order to avoid these conflicts and restrictions, our Advisors may choose to exit these investments prematurely and, as a result, we would forgo any future positive return associated with such investments.
No rebates or give-ups may be received by the Advisors or their affiliates, nor may the Advisors participate in any reciprocal business arrangements that would circumvent the prohibition of rebates or give-ups.
Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services, and products provided by the Advisors and their affiliates. The Advisors and their affiliates may purchase, hold, and sell, both for their respective accounts or for the account of their respective clients, on a principal or agency basis, loans, securities, and other obligations and financial instruments and engage in private equity investment activities. Subject to applicable law, the Advisors and their affiliates will not be restricted in their performance of any such services or in the types of debt or equity investments that they may make. In conducting the foregoing activities, the Advisors and their affiliates will be acting for their own account or the account of their clients and, subject to applicable law, will have no obligation to act in the interest of the Company.
Transactions with Related Persons, Promoters and Certain Control Persons
W. P. Carey may be deemed a promoter and control person of the Company. During 2015, the Company entered into the Investment Advisory Agreement and the Administrative Services Agreement with W. P. Carey. The advisor earns asset management fees, performance-based fees, and is reimbursed for the costs of providing administrative services.
Our investment process is a collaborative effort between W. P. Carey and Guggenheim and benefits from the combined business and specific industry knowledge, transaction expertise, and deal-sourcing capabilities of both Advisors. Through their services to the Company, W. P. Carey will be responsible for the overall management of our activities and Guggenheim will be responsible for the day-to-day management of our investment portfolio. W. P. Carey will provide its services under the Investment Advisory Agreement and the Administrative Services Agreement, and Guggenheim will provide its services under the Investment Sub-Advisory Agreement with W. P. Carey. The activities of both of our Advisors will be subject to the supervision and oversight of our Board of Trustees.
Under the terms of the Investment Advisory Agreement and the Investment Sub-Advisory Agreement, our Advisors are responsible for the following:

•	determining the composition and allocation of our portfolio, the nature and timing of the changes to our portfolio, and the manner of implementing such strategies;

•	identifying, evaluating, negotiating, and structuring the investments we make;

•	performing due diligence on prospective portfolio companies;

•	executing, closing, servicing, and monitoring the investments we make;

•	arrangement of debt financing;

•	determining the securities and other assets that we will purchase, retain, or sell; and

•	providing us with such other investment advisory, research, and related services as we may, from time to time, reasonably require for the investment of our capital.
Guggenheim is primarily responsible for initially identifying, evaluating, negotiating, and structuring our investments. These activities will be carried out by its investment teams and are subject to the oversight of Guggenheim’s senior investment personnel. Each investment that we make will require the approval of both our Advisors. Certain affiliated co-investment transactions, to the extent permitted by an SEC exemptive order, may require the additional approval of our Independent Trustee Committee.
During 2015, the Master Fund paid W. P. Carey $0.4 million in asset management fees.
W. P. Carey also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, investor relations, and other administrative services. W. P. Carey will also perform, or oversee the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, W. P. Carey will assist us in calculating our net asset value, overseeing the preparation and filing of tax returns, the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
For providing these services, facilities, and personnel, we reimburse W. P. Carey for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) W. P. Carey’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. W. P. Carey is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations, and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth, and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to W. P. Carey for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse W. P. Carey for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of W. P. Carey. During 2015, less than $0.1 million was paid to W. P. Carey to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by the Advisor to its executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
Each of the Investment Advisory Agreement, the Investment Sub-Advisory Agreement, and the Administrative Services Agreement were approved by our Board of Trustees on February 23, 2015. Unless earlier terminated as described below, each agreement will remain in effect for a period of two years from the date of execution and will remain in effect from year-to-year thereafter if approved annually by a majority of our Independent Trustees and either our Board of Trustees or the holders of a majority of our outstanding voting securities.
Each of the Investment Advisory Agreement, the Investment Sub-Advisory Agreement, and the Administrative Services Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, the Company may terminate the Investment Advisory Agreement and the Administrative Services Agreement with W. P. Carey, and cause W. P. Carey to terminate the Investment Sub-Advisory Agreement with Guggenheim upon 60 days’ written notice. The decision to terminate any agreement may be made by a majority of our Independent Trustees or the holders of a majority of our outstanding Shares. In addition, W. P. Carey and Guggenheim have agreed that, in the event that one of them is removed (other than for cause), or either the Investment Advisory Agreement or the Investment Sub-Advisory Agreement is not renewed, the other will also terminate its agreement with the Company.
W. P. Carey will be permitted to voluntarily terminate the Investment Advisory Agreement and the Administrative Services Agreement, and Guggenheim will be permitted to voluntarily terminate the Investment Sub-Advisory Agreement, upon 120 days’ prior written notice. W. P. Carey may not terminate the Investment Sub-Advisory Agreement without the consent of our Independent Trustees or the holders of a majority of our outstanding Shares.
Under the Investment Advisory Agreement, the Master Fund expects, to the extent permitted by applicable law and in the discretion of the Board of Trustees, to indemnify W. P. Carey and certain of its affiliates.
Additionally, as a BDC, the Master Fund must offer managerial assistance to our EPCs. This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our EPCs, and providing other organizational and financial guidance. Our Advisors or our administrator make available such managerial assistance, on our behalf, to our EPCs, whether or not they request this assistance. The Master Fund may receive fees for these services and will reimburse our Advisors for their allocated costs in providing such assistance, subject to review and approval by our Board of Trustees.

Indebtedness to Related Party
On May 28, 2015, June 10, 2015, July 15, 2015, September 30, 2015 and October 21, 2015 the Master Fund entered into Promissory Notes with WPC Holdco LLC, a wholly-owned subsidiary of W. P. Carey Inc. and the direct parent of the Advisor, to borrow capital. The largest aggregate amount of principal outstanding during fiscal year 2015 was $33.0 million. The amount of interest paid was approximately $0.2 million and the interest rate was LIBOR+110bps, reset on a monthly basis. On December 17, 2015, the Company repaid all outstanding obligations under the Promissory Notes in the amount of $33.0 million plus all accrued interest outstanding as of December 17, 2015. There are no borrowing arrangements between us and WPC Holdco LLC that survived after December 31, 2015.
Policies and Procedures With Respect to Related Party Transactions
The Boards of the Company and the Master Fund (including all of the Independent Trustees) have approved policies and procedures for the oversight, review and approval of transactions involving the Company or the Master Fund and persons related to the Company or the Master Fund. For example, the Board of the Master Fund has approved procedures for the calculation of management and incentive fees payable to the Advisors and for the reimbursement of organizational and offering expenses paid by the Advisors. The Company has also adopted a Code of Ethics, prohibiting its Access Persons (as that term is defined under the 1940 Act) and other related parties from engaging in any business transaction or arrangement for personal profit that is not in the best interests of the Company or its shareholders in violation of the fiduciary duty owed to the Company and its shareholders.
Further, the Audit Committee is required by its charter to review with both the Company's management and its independent accountants all related-party transactions or dealings with parties related to the Company, and the Independent Trustees Committee reviews and approves the payment of reimbursements to the Advisor in its role as administrator for certain costs allocated to the Company pursuant to the Administrative Services Agreement.
Trustee Independence
A list of our interested and independent trustees is presented in Item 10. Directors, Executive Officers and Corporate Governance.
We define Independent Trustees as those trustees who (i) are not “interested persons” of us as defined in Section 2(a)(19) of the 1940 Act, and (ii) meet the independence requirements of Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC thereunder and under the Securities Act.
Item 14. Principal Accountant Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (the "Independent Accountant") for professional services performed for the Company's fiscal year ended December 31, 2015:

Fiscal Year	Audit Fees	Audit-Related Fees (1)	Tax Fees (2)	All Other Fees
2015	$52,500	$17,500	$7,000	$—
__________________________

(1)
Audit-Related Fees: This category consists of those fees accrued or billed to the Company by the Independent Accountant in connection with the review of the Company's Registration Statement filings with the SEC.

(2)	Tax Fees: This category consists of fees accrued or billed to the Company by the Independent Accountant for tax compliance and the preparation of income tax returns.
Audit Committee's Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm
The Company maintains an Audit Committee charter that, among other things, mandates that the Audit Committee:

•
appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;

•
pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and

•
pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Company's investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Company.

All of the audit, audit-related and non-audit services described above for which fees were incurred by us for fiscal year ended December 31, 2015 were pre-approved by the Audit Committee in accordance with its pre-approval policy.
In 2015, the Independent Accountant provided tax services to W. P. Carey and the related tax service fees were $6,000. This arrangement was pre-approved by the Audit Committee. In 2015, the Independent Accountant was paid (i) $16,000 for tax services to the Master Fund and (ii) $17,000 for audit-related and tax services to Carey Credit Income Fund - I. All of these arrangements were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

a.	The following financial statements schedules are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.
The financial statement schedules of Carey Credit Income Fund (the Master Fund) are being filed because they are not presented in the consolidated financial statements or notes in this Report in Part II. Item 8. Financial Statements and Supplementary Data.

c.	The following exhibits are filed or incorporated as part of this Report.

3.1
Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01094) filed on March 15, 2016.)

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

CAREY CREDIT INCOME FUND 2016 T

Date:	March 16, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2016	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark J. DeCesaris
Mark J. DeCesaris	Chief Executive Officer and Trustee	March 16, 2016
(Principal Executive Officer)

/s/ Paul S. Saint-Pierre
Paul S. Saint-Pierre	Chief Financial Officer	March 16, 2016
(Principal Financial Officer)

/s/ Jeffrey B. Abrams
Jeffrey B. Abrams	Trustee	March 16, 2016

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 16, 2016

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 16, 2016

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Carey Credit Income Fund:

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Carey Credit Income Fund and its subsidiary (the “Master Fund”) at December 31, 2015 and the results of their operations, the changes in their net assets and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, the accompanying consolidated statement of assets and liabilities at December 31, 2014 presents fairly, in all material respects, the financial position of the Master Fund at December 31, 2014. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2015 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2016

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments at fair value (amortized cost of $83,914 and $0, respectively)	$78,226	$—
Cash	3,380	50,000
Restricted cash	6,545	—
Interest and dividend income receivable	530	—
Principal receivable	23	—
Prepaid and deferred expenses	22	—
Total assets	$88,726	$50,000

Liabilities
Credit facility payable, net of financing costs	$37,038	$—
Payable for investments purchased	4,230	—
Accrued investment advisory fees	148	—
Payable to related party	35	—
Accrued professional fees	450
Accounts payable, accrued expenses and other liabilities	121	—
Total liabilities	42,022	—
Commitments and contingencies (see Note 7. Commitments and Contingencies)
Net Assets	46,704	50,000

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 shares authorized, 5,840,060 and 5,555,556 shares issued and outstanding at December 31, 2015 and December 31, 2014	6	6
Paid-in-capital in excess of par value	52,339	49,994
Accumulated undistributed net investment income	15	—
Accumulated undistributed net realized gain	32	—
Net unrealized depreciation on investments	(5,688)	—
Net assets	$46,704	$50,000
Net asset value per Common Share	$8.00	$9.00
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)

Year ended
December 31, 2015
Investment Income
Interest income	$3,228
Dividend income	99
Fee income	28
Total investment income	3,355

Operating Expenses
Interest expense (related party)	188
Interest expense (credit facility)	70
Administrative services	66
Related party reimbursements	97
Investment advisory fee	1,274
Custody services	27
Trustees fees	103
Professional services	576
Insurance	126
Other expenses	7
Total expenses before investment advisory fee waiver	2,534
Investment advisory fee waiver	(872)
Net expenses	1,662
Net investment income	1,693

Realized and unrealized gain (loss) on investments:
Net realized gain on investments	42
Net change in unrealized depreciation on investments	(5,688)
Net realized and unrealized loss on investments	(5,646)
Net decrease in net assets resulting from operations	$(3,953)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.30
Loss per Common Share - basic and diluted (Note 8. Earnings Per Common Share)	$(0.71)
Weighted average Common Shares outstanding (basic and diluted)	5,571,531
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
 (in thousands)

Year ended
December 31, 2015
Operations
Net investment income	$1,693
Net realized gain from investments	42
Net change in unrealized depreciation on investments	(5,688)
Net decrease in net assets resulting from operations	(3,953)
Shareholder distributions:
Distributions from net investment income	(1,693)
Distributions from net realized gain from investments	(10)
Net decrease in net assets from shareholder distributions	(1,703)
Capital share transactions:
Issuance of Common Shares	2,360
Net increase in net assets resulting from capital share transactions	2,360
Total decrease in net assets	(3,296)
Net assets at beginning of period	50,000
Net assets at end of period	$46,704

Capital share activity:
Shares outstanding at the beginning of the period	5,555,556
Common Shares issued from subscriptions	284,504
Shares outstanding at the end of the period	5,840,060
Distributions per Common Share	$0.30
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

Year ended
December 31, 2015
Operating activities
Net decrease in net assets resulting from operations	$(3,953)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind dividend income	(98)
Amortization of premium/discount on investments, net	(65)
Proceeds from sales of investments	17,771
Proceeds from paydowns on investments	678
Purchase of investments	(102,158)
Net realized gain from investments	(42)
Net change in unrealized depreciation on investments	5,688
Amortization of deferred financing costs	19
Increase in operating assets:
Restricted cash	(6,545)
Interest and dividend income receivable	(530)
Principal receivable	(23)
Prepaid and deferred expenses	(22)
Increase in operating liabilities:
Payable for investments purchased	4,230
Accrued investment advisory fee	148
Payable to related party	35
Accrued professional fees	224
Accounts payable and accrued expenses	121
Net cash used in operating activities	(84,522)

Financing activities
Issuance of Common Shares	$2,360
Promissory notes payable to related party borrowings	33,000
Promissory notes payable to related party repayments	(33,000)
Credit facility borrowings	39,000
Payment of financing costs	(1,755)
Distributions paid	(1,703)
Net cash provided by financing activities	37,902

Net decrease in cash and cash equivalents	(46,620)
Cash and cash equivalents, beginning of period	50,000
Cash and cash equivalents, end of period	$3,380

Supplemental disclosure of cash flow information
Cash paid for interest	$188
Financing cost payable	$226
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Senior Secured Loans - First Lien - 118.6%
Acrisure, LLC	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	1,532	$1,518	$1,473	3.2%
Acrisure, LLC (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.50%	1.00%	5/19/2022	160	158	153	0.3%
Asurion, LLC	(12)	Telecommunications	L+3.50%	0.75%	7/8/2020	1,836	1,840	1,681	3.6%
Belk Inc.	(11)	Retail	L+4.75%	1.00%	12/12/2022	1,500	1,335	1,327	2.8%
Bioplan USA, Inc.	(12)	Containers, Packaging & Glass	L+4.75%	1.00%	9/23/2021	248	213	215	0.5%
Ceridian HCM Holding Inc.	(12)	Services: Business	L+3.50%	1.00%	9/15/2020	2,643	2,625	2,270	4.8%
Data Device Corp	(12)	Aerospace & Defense	L+6.00%	1.00%	7/15/2020	4,975	4,917	4,963	10.6%
Gogo Inc.	(10)(12)	Telecommunications	L+9.75%	1.50%	3/21/2018	1,887	1,889	1,906	4.1%
Gogo Inc.	(10)(12)	Telecommunications	L+6.50%	1.00%	3/21/2018	1,147	1,132	1,113	2.4%
Hub International Holdings Inc.	(12)	Banking, Finance, Insurance & Real Estate	L+3.00%	1.00%	10/2/2020	2,878	2,875	2,724	5.8%
Implus Footcare, LLC	(12)	Consumer Goods: Non-Durable	L+6.00%	1.00%	4/30/2021	4,975	4,902	4,909	10.5%
Integro Insurance Brokers	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	2,131	2,047	2,083	4.4%
Integro Insurance Brokers (Delayed Draw)	(12)	Banking, Finance, Insurance & Real Estate	L+5.75%	1.00%	10/31/2022	819	787	801	1.7%
Mavis Tire Supply Corp	(12)	Automotive	L+5.25%	1.00%	11/2/2020	2,985	2,943	2,944	6.3%
Med Intermediate (MyEyeDr)	(12)	Retail	L+6.25%	1.00%	8/14/2021	3,934	3,896	3,897	8.3%
Med Intermediate (MyEyeDr) (Delayed Draw)	(12)	Retail	L+6.25%	1.00%	8/14/2021	956	946	947	2.0%
Mitel US Holdings, Inc.	CN(9)(10)(12)	Telecommunications	L+4.50%	1.00%	4/29/2022	1,542	1,556	1,527	3.3%
Moxie Liberty LLC	(12)	Utilities: Electric	L+6.50%	1.00%	8/21/2020	1,000	962	930	2.0%
Moxie Patriot LLC	(12)	Utilities: Electric	L+5.75%	1.00%	12/19/2020	650	621	601	1.3%
National Technical Systems, Inc	(12)	Aerospace & Defense	L+6.00%	1.00%	6/12/2021	4,225	4,175	4,184	9.0%
National Technical Systems, Inc (Delayed Draw)	(7)	Aerospace & Defense	L+6.00%	1.00%	6/14/2021	765	—	(7)	—%
Noranda Aluminum Acquisition Corp	(12)	Metals & Mining	L+4.50%	1.25%	2/28/2019	1,558	1,463	806	1.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
P.F. Changs China Bistro, Inc.	(12)	Beverage, Food & Tobacco	L+3.25%	1.00%	7/2/2019	1,902	1,890	1,817	3.9%
Panda Hummel LLC	(12)	Utilities: Electric	L+6.00%	1.00%	10/27/2022	2,700	2,594	2,551	5.5%
Ryan LLC	(12)	Services: Business	L+5.75%	1.00%	8/7/2020	2,243	2,210	2,184	4.7%
Taxware, LLC	(12	High Tech Industries	L+6.50%	1.00%	4/1/2022	4,278	4,239	4,326	9.3%
TIBCO Software Inc	(12)	High Tech Industries	L+5.50%	1.00%	12/4/2020	1,731	1,740	1,578	3.4%
ZEP Inc.	(12)	Chemicals, Plastics & Rubber	L+4.75%	1.00%	6/27/2022	1,496	1,489	1,492	3.2%
Sub Total Senior Secured Loan - First Lien						58,696	56,962	55,395	118.6%

Senior Secured Loans - Second Lien - 21.8%
Atkore International	(11)(12)	Metals & Mining	L+6.75%	1.00%	10/9/2021	3,925	3,442	3,439	7.4%
Genoa Healthcare	(12)	Healthcare & Pharmaceuticals	L+7.75%	1.00%	4/28/2023	500	495	470	1.0%
ProQuest LLC	(11)	Media: Broadcasting & Subscription	L+9.00%	1.00%	12/15/2022	1,600	1,568	1,576	3.4%
TransFirst Holdings Inc.	(12)	High Tech Industries	L+8.00%	1.00%	11/11/2022	4,770	4,712	4,687	10.0%
Sub Total Senior Secured Loans - Second Lien						10,795	10,217	10,172	21.8%

Senior Secured Bonds - 20.4%
Breitburn Energy Partners LP	(10)(12)	Energy: Oil & Gas	9.25%		5/18/2020	3,250	3,164	1,966	4.2%
Epicor Software Corp.	(12)	High Tech Industries	L+8.25%	1.00%	6/1/2023	5,000	4,856	4,861	10.4%
SandRidge Energy, Inc.	(10)(12)	Energy: Oil & Gas	8.75%		6/1/2020	1,000	1,000	304	0.7%
Terraform Global Operating LLC	(10)(12)	Utilities: Electric	9.75%		8/15/2022	3,000	2,876	2,392	5.1%
Sub Total Senior Secured Bonds						12,250	11,896	9,523	20.4%

Subordinated Debt - 5.7%
StandardAero	(12)	Aerospace & Defense	10.00%		7/15/2023	1,000	987	993	2.1%
TIBCO Software Inc	(11)(12)	High Tech Industries	11.38%		12/1/2021	2,000	2,004	1,672	3.6%
Sub Total Subordinated Debt						3,000	2,991	2,665	5.7%

CAREY CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED)

December 31, 2015 (in thousands)
Portfolio Company(1)(2)(3)	Footnotes	Industry	Interest Rate(4)	Base Rate Floor(4)	Maturity Date	Principal Amount/ No. Shares(5)	Cost(6)	Fair Value	% of Net Assets
Equity / Other - 1.0%
Breitburn Energy Partners LP - Series B Preferred Units	(8)(10)	Energy: Oil & Gas	8.00%			246	1,848	471	1.0%
Sub Total Equity / Other						246	1,848	471	1.0%
TOTAL INVESTMENTS - 167.5%	(13)						$83,914	$78,226	167.5%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the 1940 Act; non-controlled/non-affiliated investments are investments that are neither controlled investments nor affiliated investments.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate"), (denoted as "L"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly, or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Schedule of Investments presents the applicable margin over LIBOR based on each respective credit agreement. The base interest rate floor (e.g. 1.00%) for each floating rate loan indexed to LIBOR exceeded all of the relevant LIBOR indices as of the most recent interest rate reset date. As of December 31, 2015, LIBO rates ranged between 0.430% for 1-month LIBOR to 1.178% for 12-month LIBOR.

(5)	The principal amount (par amount) for all debt securities is denominated in thousands of U.S. dollars. Equity investments are recorded as number of shares owned.

(6)	Cost represents amortized cost for debt securities, and cost plus capitalized PIK for preferred stock; currency amounts are presented in thousands.

(7)	The investment is a delayed draw loan whereby some or all of the investment commitment is undrawn as of December 31, 2015 (see Note 7. Commitments and Contingencies).

(8)
The preferred stock investment contains a PIK provision, whereby the security issuer has the option to pay preferred dividends with the issuance of additional identical securities in the initial three year period after issuance. All dividend payments in the current period have been paid with the issuance of additional shares of preferred stock.

(9)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(10)	The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2015December 31, 2015, 82% of total assets represented qualifying assets.

(11)	Investment position or portion thereof unsettled as of December 31, 2015.

(12)	Security or portion thereof was held within Hamilton and was pledged as collateral supporting the amounts outstanding under Hamilton Credit Facility as of December 31, 2015; (see Note 6. Borrowings).

(13)
As of December 31, 2015, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.2 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $5.9 million; the net unrealized depreciation was $5.7 million, the aggregate cost of securities for Federal income tax purposes was $83.9 million.

Abbreviations:
CN = Canada
LIBOR (L) = London Interbank Offered Rate
PIK = Payment-In-KindSee Notes to Consolidated Financial Statements
See Notes to Consolidated Financial Statements.

CAREY CREDIT INCOME FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Principal Business and Organization
Carey Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market U.S. companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015.
The Master Fund is externally managed by Carey Credit Advisors, LLC (the "Advisor"), an affiliate of W. P. Carey Inc. ("WPC"), and Guggenheim Partners Investment Management, LLC ("GPIM") (collectively the "Advisors"), which are responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio. Both Advisors are registered as investment advisers with the U.S. Securities and Exchange Commission (“SEC”). The Advisor also provides the administrative services necessary for the operation of the Master Fund.
The Master Fund serves as the master fund in a master/feeder fund structure. The Master Fund issues its Common Shares to one or more affiliated feeder funds in a continuous series of private placement transactions.
As of December 31, 2015, the Master Fund had one wholly owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements, and borrowing money to invest in portfolio companies.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Master Fund meets the definition of an investment company and adheres to the accounting and reporting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 — Financial Services — Investment Companies ("ASC Topic 946").
The accompanying consolidated financial statements of the Master Fund and related financial information have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and pursuant to the requirements for reporting on Form 10-K and the disclosure requirements as stipulated in Article 6 of Regulation S-X under the Securities Act of 1933, as amended.
Principles of Consolidation
As provided under ASC Topic 946, the Master Fund will generally not consolidate its investment in a company other than an investment company or an operating company whose business consists of providing substantially all of its services to the benefit of the Master Fund. Accordingly, the Master Fund consolidated the results of its wholly-owned subsidiary in its consolidated financial statements. All intercompany balances and transactions have been eliminated.
Reclassifications
Certain prior period amounts have been reclassified to conform to the presentation for the year ended December 31, 2015, with no effect on our financial condition, results of operations or cash flows.
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
Cash
Cash consists of demand deposits held at a major U.S. financial institution and the amount recorded on the consolidated statements of assets and liabilities exceeds the Federal Deposit Insurance Corporation insured limit. Management believes the credit risk related to its demand deposits is minimal.
Restricted Cash
Restricted cash consists of demand deposits held at a major U.S. financial institution on behalf of Hamilton. The Master Fund may be restricted in its use of the cash held on behalf of Hamilton as governed by the terms of the Hamilton Credit Facility (see Note 6. Borrowings).
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC Topic 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
ASC Topic 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds, and foreign currency are generally included in Level 1. The Master Fund does not adjust the quoted price for these investments.
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from multiple dealers or brokers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments generally included in this category are corporate bonds and loans.
Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category are illiquid corporate bonds and loans and preferred stock investments that lack observable market pricing.
In certain cases, the inputs used to measure fair value may fall within different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Depending on the relative liquidity in the markets for certain investments, the Master Fund may transfer assets to Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are severely limited, or not available, or otherwise not reliable. The Master Fund’s assessment of the significance of a particular input to the fair value measurement requires judgment, and the consideration of factors specific to the investment.
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers, or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund’s Board of Trustees is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of the Master Fund’s Advisors and management, its audit committee, and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets that are classified as Level 3 in the fair value hierarchy are described below.
Senior Debt and Subordinated Debt: Senior debt and subordinated debt investments are valued at initial transaction price and are subsequently valued using (i) market data for similar instruments (e.g., recent transactions or indicative broker quotes), (ii) enterprise value coverage analysis, and/or (iii) valuation models. Valuation models may be based on investment yield analysis and discounted cash flow techniques, where the key inputs include risk-adjusted discount rates and required rates of return, based on the analysis of similar debt investments issued by similar issuers.
Equity/Other Investments: Equity/other investments are valued at initial transaction price and are subsequently valued using valuation models in the absence of readily observable market prices. Valuation models are generally based on (i) market and income (discounted cash flow) approaches, in which various internal and external factors are considered, and (ii) EBITDA multiples analysis. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and investment terminal values derived from EBITDA multiples. An illiquidity discount may be applied where appropriate.
The Master Fund utilizes several valuation techniques that use unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. The valuation techniques, as well as the key unobservable inputs that have a significant impact on the Master Fund’s investments classified and valued as Level 3 in the valuation hierarchy, are described in Note 4. Fair Value of Financial Instruments. The unobservable inputs and assumptions may differ by asset and in the application of the Master Fund’s valuation methodologies. The reported fair value estimates could vary materially if the Master Fund had chosen to incorporate different unobservable pricing inputs and assumptions.

The determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of investments may differ materially from the values that would have been determined had a readily available market value existed for such investments. Further, such investments are generally less liquid than publicly traded securities. If the Master Fund was required to liquidate a portfolio investment that does not have a readily available market value in a forced or liquidation sale, the Master Fund could realize significantly less value than the value recorded by the Master Fund.
Security Transactions and Realized/Unrealized Gains or Losses
    Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale and (ii) the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. Unrealized gains or losses primarily measure the change in investment values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. Loan origination, closing, and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.
Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind (“PIK”) interest provision. The PIK provisions generally feature the obligation or the option at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.
Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid and, in management’s judgment, such securities are likely to remain current on interest payment obligations. The Master Fund may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.
Dividend Income
Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Master Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
Fee Income
The Advisors, or their affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. The Advisors are obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in co-investment transactions and originated investments. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements, and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Management Fees
The Master Fund incurs (i) a base management fee (recorded as an investment advisory fee) and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to its Advisors pursuant to an investment advisory agreement described in Note 5. Related Party Agreements and Transactions. The two components of performance-based incentive fees will be combined and expensed in the consolidated statement of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the investment advisory agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to the Advisors if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though the Advisors are not entitled to any incentive fee based on unrealized gains unless and until such unrealized gains are actually realized.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the arrangement of the Master Fund's borrowings. These costs are presented in the consolidated statement of assets and liabilities as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense in the consolidated statement of operations over the life of the borrowings.
Organization and Offering Expenses
Organization expenses are expensed on the Master Fund's consolidated statement of operations. Continuous offering expenses will be capitalized on the Master Fund's consolidated statements of assets and liabilities as deferred offering expenses and expensed to the Master Fund's consolidated statement of operations over a 12-month period.
Distributions
Distributions to the Master Fund's common shareholders are periodically declared by its Board of Trustees and recognized as a liability on the record date.
Earnings per Common Share
Earnings per Common Share is calculated based upon the weighted average number of Common Shares outstanding during the reporting period.
Federal Income Taxes
The Master Fund intends to elect to be treated for federal income tax purposes, and thereafter intends to maintain its qualification, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is not subject to federal income taxes on distributed income and gains if it timely distributes dividends out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” as defined in the Code. The Master Fund intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate paying a material level of federal income taxes.
The Master Fund is generally subject to nondeductible federal excise taxes if it does not distribute dividends to its shareholders in respect of each calendar year of an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gain net income (i.e., capital gains in excess of capital losses), adjusted for certain ordinary losses, for the one-year period generally ending on October 31 of the calendar year and (iii) any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which the Master Fund paid no federal income tax. The Master Fund may, at its discretion, pay a 4% nondeductible federal excise tax on under-distribution of taxable ordinary income and capital gains.
New Accounting Standard
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03"), which requires that loan costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Master Fund has elected early adoption of ASU 2015-03 as of the commencement of its investment operations on April 2, 2015 and has netted deferred financing costs with the carrying amount of the credit facility.

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2015 with corresponding percentages of total portfolio investments at fair value and net asset (in thousands):

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
Senior secured loans - first lien	$56,962	$55,395	70.8%	118.6%
Senior secured loans - second lien	10,217	10,172	13.0	21.8
Senior secured bonds	11,896	9,523	12.2	20.4
Total senior debt	$79,075	$75,090	96.0%	160.8%
Subordinated debt	2,991	2,665	3.4	5.7
Equity / other	1,848	471	0.6	1.0
Total investments	$83,914	$78,226	100.0%	167.5%
As of December 31, 2015, approximately 1.9% of the investment portfolio at amortized cost and 2.0% of the investment portfolio measured at fair value respectively were invested in portfolio companies with foreign domiciles, specifically Canada.
The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2015 with corresponding percentages of total portfolio investments at fair value and net assets (in thousands):

	December 31, 2015
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Portfolio	Percentage of Net Assets
High Tech Industries	$17,549	$17,125	21.8%	36.6%
Aerospace & Defense	10,079	10,131	13.0	21.7
Banking, Finance, Insurance & Real Estate(1)	7,384	7,234	9.2	15.5
Utilities: Electric	7,053	6,475	8.3	13.9
Telecommunications	6,418	6,227	8.0	13.3
Retail	6,178	6,171	7.9	13.2
Consumer Goods: Non-Durable	4,902	4,909	6.3	10.5
Services: Business	4,836	4,453	5.7	9.5
Metals & Mining	4,905	4,245	5.4	9.1
Automotive	2,943	2,944	3.8	6.3
Energy: Oil & Gas	6,012	2,741	3.5	5.9
Beverage, Food & Tobacco	1,890	1,817	2.3	3.9
Media: Broadcasting & Subscription	1,568	1,576	2.0	3.4
Chemicals, Plastics & Rubber	1,489	1,493	1.9	3.2
Healthcare & Pharmaceuticals	495	470	0.6	1.0
Containers, Packaging & Glass	213	215	0.3	0.5
Total	$83,914	$78,226	100.0%	167.5%
______________

(1)	Portfolio companies may include insurance brokers that are not classified as insurance companies.
Note 4. Fair Value of Financial Instruments
The following table presents the segmentation of the investment portfolio, as of December 31, 2015 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$34,195	$21,200	$55,395
Senior secured loans - second lien	—	8,596	1,576	10,172
Senior secured bonds	—	2,696	6,827	9,523
Total senior debt	—	45,487	29,603	75,090
Subordinated debt	—	2,665	—	2,665
Equity / other	—	—	471	471
Total	$—	$48,152	$30,074	$78,226
Percentage	—%	61.6%	38.4%	100.0%
Significant Level 3 Unobservable Inputs
The following table provides quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2015 (dollars in thousands):

December 31, 2015
Asset Category	No. of Investment Positions	Fair Value(1)	Valuation Techniques (2)	Unobservable Inputs	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	7	$21,200	Market comparables	EBITDA multiple	10.6x - 15.8x (12.7x)	Increase
			Prepayment probability analysis	Probability weighting of alternative outcomes	20% - 50%	Increase
Senior secured loans - second lien	1	$1,576	Market quotations (5)	Broker quote	98.50	Increase
Senior secured bonds	2	$6,827	Market quotations (5)	Broker quote	60.50	Increase
			Market comparables	EBITDA multiple	12.4x	Increase
Equity / other	1	$471	Market and income approach	Company specific risk premium	40.8%	Decrease
			Option valuation model	Volatility	133%	Increase
Total	11	$30,074
______________

(1)	Certain investments may be valued at cost for a period of time after an acquisition as the best indicator of fair value.

(2)
For the assets and investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0-100%.

(3)	A range is not provided when there is only one investment within the classification; weighted average amounts are based on the estimated fair values.

(4)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)
The Master Fund generally uses prices provided by an independent pricing service which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by the Advisors in conjunction with additional information compiled by them, including financial performance, recent business developments and various other factors.

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following table presents a roll-forward in the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Subordinated Debt	Equity / Other	Total
Balance as of January 1, 2015	$—	$—	$—	$—	$—	$—
Additions (1)	21,170	1,568	8,003	—	1,849	32,590
Net realized gains (2)	1	—	—	—	—	1
Net change in unrealized appreciation (depreciation) on investments (3)	98	8	(1,192)	—	(1,378)	(2,464)
Sales or repayments (4)	(82)	—	—	—	—	(82)
Net discount accretion	13	—	16	—	—	29
Fair value balance as of December 31, 2015	$21,200	$1,576	$6,827	$—	$471	$30,074
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2015	$98	$8	$(1,192)	$—	$(1,378)	$(2,464)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK dividend income.

(2)	Included in net realized gain from investments in the consolidated statement of operations.

(3)	Included in net change in unrealized appreciation on investments in the consolidated statement of operations.

(4)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
Financial Instruments Disclosed, But Not Carried, At Fair Value
The carrying value of credit facility payable approximates its fair values and it is considered to be classified as a Level 3 liability in the fair value hierarchy.
Note 5. Related Party Agreements and Transactions
The Advisor, its affiliates, and/or GPIM may receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund, (iii) capital markets services in connection with the raising of equity capital for feeder funds affiliated with the Master Fund, and (iv) lending capital to the Master Fund.
All of the Master Fund’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of the Advisor. Its chief executive officer also serves as chief executive officer of WPC, the Advisor's ultimate parent.
Related Party Capital Contributions and Ownership of Common Shares
On December 19, 2014, the Master Fund entered into a capital contribution agreement for the sale of 2,777,778 Common Shares to the Advisor for consideration of $25.0 million. The Advisor periodically receives distributions in connection with its ownership of Common Shares.
The Master Fund is also affiliated with Carey Credit Income Fund 2016 T ("CCIF 2016T") and Carey Credit Income Fund - I ("CCIF-I"), two feeder funds whose registration statements to issue $1 billion in feeder fund Common Shares became effective on July 24, 2015 and July 31, 2015, respectively. The membership of the Boards of Trustees for the Master Fund, CCIF 2016T, and CCIF-I are identical. The feeder funds invested, and intend to continue to invest, substantially all of the proceeds from their public offerings of their Common Shares in the acquisition of the Master Fund's Common Shares.
Investment Advisory Agreements and Compensation of the Advisors
On February 27, 2015, the Master Fund entered into (i) an investment advisory agreement (the "Investment Advisory Agreement") with the Advisor and (ii) an investment sub-advisory agreement (the "Investment Sub-Advisory Agreement") with the Advisor and GPIM. Under the Investment Advisory Agreement, the Master Fund agreed to pay the Advisor an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Under the Investment Sub-Advisory Agreement, the Advisor directly compensates GPIM for its investment sub-advisory services. In addition, the

Advisors are entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
Management Fee: The management fee (recorded as investment advisory fee) is calculated at the following annual rates based on the simple average of the Master Fund's gross assets at the end of the two most recently completed calendar months and is payable monthly in arrears:
Annual Rate for Management Fee
•2.000% on the portion of the Master Fund's gross assets below $1 billion;
•1.875% on the portion of Master Fund's gross assets between $1 billion and $2 billion; and
•1.750% on the portion of gross assets above $2 billion.
Performance-based Incentive Fee: The performance-based incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.

(i)
The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital, and

(ii)
The incentive fee on capital gains is paid annually, if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.

All fees are computed in accordance with a detailed fee calculation methodology as approved by the Board of Trustees. On February 27, 2015, the Advisor permanently waived all investment advisory and performance-based incentive fees under the terms of the Investment Advisory Agreement through and including October 7, 2015.
Administrative Services Agreement
On February 27, 2015, the Master Fund entered into an administrative services agreement with the Advisor, and subsequently amended on August 10, 2015, (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator, performs and oversees the Master Fund's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders, and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Master Fund reimburses the Advisor for the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Master Fund had no obligation to reimburse the Advisor for any services or other expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Master Fund's behalf.
Organization and Offering Costs
On August 17, 2015, the Master Fund entered into an organization and offering expense reimbursement agreement (the O&O Agreement") with the Advisor and GPIM. Under the O&O Agreement the Master Fund reimburses the Advisor and GPIM for costs incurred on the Master Fund's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Exchange Act. The reimbursement of organization and offering expenses is conditional on the raise of equity capital from the sale of Master Fund's Common Shares. Any such reimbursements will not exceed actual expenses incurred by the Advisors, and the Advisors will be responsible for the payment of the Master Fund's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Master Fund's Common Shares, without recourse against or reimbursement by the Master Fund. The Advisors waived reimbursement in connection with equity raised during the months of November and December 2015 and the reimbursement waiver expired on December 31, 2015.
Dealer Manager Agreement
On July 17, 2015, the Master Fund entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") and CCIF 2016T. The Dealer Manager is an affiliate of the Advisor. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) CCIF 2016T's public offering of Common Shares and (ii) the public offering of Common Shares for future feeder funds affiliated with the Master Fund. The Feeder Fund, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement.
Promissory Notes
In 2015, the Master Fund's Board of Trustees and WPC's board of directors approved unsecured loans to the Master Fund of up to $50.0 million in the aggregate, at an interest rate equal to the interest rate at which WPC is able to borrow funds under its senior unsecured credit facility, for the purpose of facilitating investment acquisitions. Any such loans were made solely at the discretion of WPC's management.
On May 28, 2015, June 10, 2015, July 15, 2015, September 30, 2015 and October 21, 2015, the Master Fund, as borrower, entered into a series of promissory notes (the "Promissory Notes") with WPC Holdco LLC, a wholly-owned subsidiary of WPC and the direct parent of the Advisor (the "Lender"), to borrow, on an unsecured basis, $10.0 million, $10.0 million, $5.0 million, $3.0 million and $5.0 million, respectively, or a total of $33.0 million. The floating interest rate on the borrowed amounts was one-month LIBOR plus 1.10%. The nominal interest rates for these borrowings were within a range of 1.285% - 1.387% during the reporting period. The unpaid principal balance and accrued interest thereon was due and payable on December 30, 2015. On December 17, 2015, the Company repaid all outstanding balances under the Promissory Notes, in the amount of $33.0 million of principal and all accrued interest. There are no borrowing arrangements between the Master Fund and WPC that exist at December 31, 2015.
Summary of Related Party Transactions for the Years Ended December 31, 2015 and December 31, 2014
The following table presents the related party fees, expenses, transactions and distributions on Common Shares for the year ended December 31, 2015 (in thousands):

		Year Ended	Year Ended
Related Party	Source Agreement & Description	December 31, 2015	December 31, 2014
Advisor	Investment Advisory Agreement - investment advisory fees, net of waivers ($872)	$402	$—
Advisor	Administrative Services Agreement - expense reimbursement (1)	$245	$—
Advisor	Shareholder of Common Shares - distributions	$834	$—
CCIF-I	Shareholder of Common Shares - distributions	$2	$—
CCIF 2016T	Shareholder of Common Shares - distributions	$33	$—
Advisor	Issuance of Common Shares	$—	$25,000
CCIF-I	Issuance of Common Shares	$125	$—
CCIF 2016T	Issuance of Common Shares	$2,235	$—
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$—	$—
Lender	Promissory Notes - principal amount of borrowings	$33,000	$—
Lender	Promissory Notes - interest	$188	$—
__________________________

(1)	Administrative Services Agreement - expense reimbursement includes amounts paid to the Advisor for the reimbursement of prepaid insurance costs initially paid by the Advisor.
Indemnification
The Investment Advisory Agreement, Investment Sub-Advisory Agreement, and Administrative Services Agreement provide certain indemnifications to the Advisors, their directors, officers, persons associated with the Advisors, and their affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. As of December 31, 2015, management believes that the risk of incurring any losses for such indemnifications are remote.
Note 6. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton entered into a senior-secured term loan (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. The Hamilton Credit Facility provides for borrowings in an aggregate principal amount of $175.0 million on a committed basis with an overall four-year term and a three-year drawdown term; all loan advances and all accrued and unpaid interest thereunder will be due and payable on December 17, 2019. The quarterly interest rate is 3 month LIBOR+2.65% per annum and interest is payable quarterly in arrears beginning on March 24, 2016. Any investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility. As of December 31, 2015 Hamilton was in compliance with all terms and covenants related to the Hamilton Credit Facility. Hamilton incurred certain customary costs and expenses in connection with obtaining the Hamilton Credit Facility, and the loan agreement provides for conditional minimum utilization and commitment fees.
Hamilton Finance's borrowings as of December 31, 2015 were as follows (in thousands):

	December 31, 2015
	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term (Years)
Hamilton Credit Facility	$175,000	$39,000	$37,038	3.18%	12/17/19	4.0
______________________

(1)	Carry value is equal to outstanding principal amount net of unamortized financing costs and unaccreted original issue discount.

(2)
Interest rate as of the end of the reporting period (3 month LIBOR+2.65%) and the base interest rate is subject to quarterly changes. Interest rate does not include the amortization of upfront fees and expenses that were incurred in connection with the credit facility.

Note 7. Commitments and Contingencies
Unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2015, the Master Fund’s sole unfunded commitment consisted of the following (in thousands):

Category / Portfolio Company (1)	December 31, 2015
Unfunded Delayed Draw Loans:
National Technical Systems	$765
Total Unfunded Commitments	$765
______________________

(1)	May be commitments to one or more entities affiliated with the named portfolio company.
As of December 31, 2015, the Master Fund’s sole unfunded commitment had incurred a decrease in fair value of less than $0.1 million which is recorded on the consolidated schedule of investments and included in investments at fair value in the consolidated statements of assets and liabilities. The Master Fund has sufficient liquidity to fund this commitment should the funding requirement occur.
Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e. earnings per Common Share) for the year ended December 31, 2015 (in thousands, except per share data):

Year ended
December 31, 2015
Net decrease in net assets resulting from operations	$(3,953)
Weighted average Common Shares outstanding	5,571,531
Loss per Common Share - basic and diluted (1)	$(0.71)
______________________

(1)	Loss per Common Share, both basic and diluted, were equivalent in the periods because there were no Common Share equivalents outstanding in the periods.

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the year ended December 31, 2015 (in thousands, except share and per share amounts):

Year ended
December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE (1)
Net asset value, beginning of period	$9.00
Net investment income	0.30
Net realized gain from investments	0.01
Net unrealized losses (2)	(1.01)
Net decrease resulting from operations	(0.70)
Distributions to Common Shareholders
Distributions from net investment income (3)	(0.30)
Distributions from realized gains (3)	—
Net decrease resulting from distributions	(0.30)
Net asset value, end of period	$8.00

INVESTMENT RETURNS
Total investment return (4)	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$46,704
Average net assets (5)	$49,119
Common Shares outstanding, end of period	5,840,060
Weighted average Common Shares outstanding	5,571,531

Ratios-to-average net assets: (5)
Net investment income	3.45%
Total expenses (excluding investment advisory fee waiver)	5.16%
Effect of investment advisory fee waiver	(1.77)%
Net expenses	3.38%

Weighted average outstanding borrowings (5)	$16,385
Portfolio turnover rate (6)	39%
Asset coverage ratio (7)	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01.

(4)
Total investment return is a measure of total return for shareholders, assuming the purchase of the Master Fund’s Common Share at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return is based on (i) the purchase of one Common Share at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) one Common Share plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to one Common Share, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average borrowings, and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) sales of portfolio securities divided by the monthly average of the value of portfolio securities owned by the Master Fund during the fiscal year.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the period and (B) total senior securities issued at the end of the period, divided by (ii) total senior securities at the end of the period.

Note 10. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the year ended December 31, 2015 (in thousands, except per Share amounts):

Record Date	Payment Date	Distribution Amount Per Common Share	Cash Distribution
6/30/2015	8/14/2015	$0.020	$128
10/01/15	10/02/15	0.135	750
12/29/2015	12/30/2015	0.142	825
		$0.297	$1,703
On a GAAP basis, net investment income and realized capital gains were the sole sources of distributions paid in 2015.
For income tax purposes, the Company estimates that its 2015 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
Note 11. Taxable/Distributable Income
Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to (i) differing treatments of income and gains on various investment securities held by the Master Fund and expenses incurred by the Master Fund and (ii) the transition of the Master Fund from non-RIC tax status to RIC tax status. Permanent book and tax basis differences result in reclassifications to paid-in capital in excess of par value and undistributed net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.
As of December 31, 2015, the Company made the following reclassifications of permanent book and tax basis differences (in thousands):

Capital Accounts	2015
Paid in capital in excess of par value	$(15)
Undistributed net investment income	$15
Total	$—

The following table reconciles net decrease in net assets resulting from operations to total taxable income available for distributions for the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
Net decrease in net assets resulting from operations	$(3,953)
Net change in unrealized depreciation on investments	5,688
Other book-tax differences	15
Total taxable income available for distributions	$1,750
The tax character of shareholder distributions attributable to the fiscal year ended December 31, 2015 was as follows (in thousands):

Paid Distributions attributable to:	2015
Ordinary income (1)	$1,703
Long-term capital gains	—
Return of capital	—
Total	$1,703
Paid distributions as a percentage of taxable income available for distributions	97.3%
______________________
(1)Including short-term capital gains of less than $0.1 million
As of December 31, 2015, the components of tax basis accumulated earnings were as follows (in thousands):

2015
Undistributed ordinary income, net	$47
Undistributed capital gains	—
Unrealized loss	(5,688)
Other temporary adjustments	—
Total accumulated earnings, net	$(5,641)
For the year ended December 31, 2015, the Company had taxable income in excess of the distributions made from such taxable income during the year. Furthermore, the Company does not expect to incur an U.S. federal excise tax for its tax year beginning April 1, 2015 and ending December 31, 2015.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the year ended December 31, 2015 are presented below (in thousands, except per share amounts):

	For the three months ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$1,533	$1,314	$508	$—
Net investment income (loss)	570	995	143	(15)
Net realized and unrealized gains (losses)	(2,387)	(3,458)	199	—
Net increase (decrease) in net assets resulting from operations	(1,817)	(2,463)	342	(15)
Net assets	46,704	47,736	50,327	49,985
Total investment income per Common Share	0.27	0.24	0.09	—
Basic and diluted net investment income per Common Share	0.10	0.18	0.03	—
Basic and diluted earnings (loss) per Common Share	(0.32)	(0.44)	0.06	—
Net asset value per Common Share at end of quarter	8.00	8.59	9.06	9.00

Note 13. Subsequent Events
The Master Fund had issued 1,092,657 Common Shares subsequent to December 31, 2015, resulting in a $8.6 million increase in equity capital.