Form 10-Q
period 2016-06-30
Carey Credit Income Fund 2016 T
filed 2016-08-15
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 4, 2016 was 6,617,840.

CAREY CREDIT INCOME FUND 2016 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 16, 2016. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2015, that was filed on March 16, 2016. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost of $44,949 and $2,235, respectively)	$45,535	$2,157
Cash	12	41
Due from Advisors	409	—
Deferred offering cost	309	—
Dividend income receivable	—	33
Total assets	46,265	2,231

Liabilities
Accounts payable, accrued expenses, and other liabilities	$21	$3
Accrued professional fees	58	47
Due to Advisors	18	20
Accrued organization and offering expenses	151	—
Total liabilities	248	70

Net Assets	$46,017	$2,161

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 5,175,538 and 248,877 Common Shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$5	$—
Paid-in-capital in excess of par value	45,561	2,240
Distributions in excess of net investment income	(135)	(1)
Net unrealized appreciation (depreciation) on investment	586	(78)
Total net assets	$46,017	$2,161
Net asset value per Common Share	$8.89	$8.68
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Investment Income
Distributions from investment in Carey Credit Income Fund	$—	$87
Total investment income	—	87

Operating Expenses (1)
Administrative services	4	8
Related party reimbursements	75	159
Professional services	28	77
Offering expenses	41	44
Organization expenses	—	94
Printing and mailing expenses	22	22
Other expenses	8	11
Total operating expenses	178	415
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(711)	(884)
Net expenses	(533)	(469)
Net investment income	533	556

Unrealized appreciation from investment in Carey Credit Income Fund
Net change in unrealized appreciation on investment	674	664
Total unrealized appreciation	674	664
Net increase in net assets resulting from operations	$1,207	$1,220

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.15	$0.26
Earnings per Common Share - basic and diluted	$0.34	$0.57
Weighted average Common Shares outstanding - basic and diluted	3,518,603	2,133,727
Distributions per Common Share	$0.16	$0.33
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share amounts)

Six Months Ended
June 30, 2016
Operations
Net investment income	$556
Net change in unrealized appreciation	664
Net increase in net assets resulting from operations	1,220
Shareholder distributions:
Distributions from net investment income	(556)
Distributions in excess of net investment income	(134)
Net decrease in net assets from shareholder distributions	(690)
Capital share transactions:
Issuance of Common Shares	42,970
Reinvestment of shareholders distributions	356
Net increase in net assets resulting from capital share transactions	43,326
Total increase in net assets	43,856
Net assets at beginning of period	2,161
Net assets at end of period	$46,017

Capital share activity:
Shares outstanding at the beginning of the period	248,877
Common Shares issued from subscriptions	4,886,398
Common Shares issued from reinvestment of distributions	40,263
Shares outstanding at the end of the period	5,175,538
Distribution in excess of net investment income at end of period	$(135)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF CASH FLOWS (UNAUDITED)
 (in thousands)

Six Months Ended
June 30, 2016
Operating activities
Net increase in net assets resulting from operations	$1,220
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(42,714)
Net change in unrealized appreciation on investment	(664)
(Increase) decrease in operating assets:
Due from Advisors	(409)
Prepaid and deferred expenses	(309)
Dividend income receivable	33
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	18
Accrued professional fees	11
Due to Advisors	(2)
Accrued organization and offering expenses	151
Net cash used in operating activities	(42,665)

Financing activities
Issuance of Common Shares	$42,970
Distributions paid	(334)
Net cash provided by financing activities	42,636

Net decrease in cash	(29)
Cash, beginning of period	41
Cash, end of period	$12
Supplemental information:
Distributions reinvested	$356
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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 104,712,041 Common Shares (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). As of June 30, 2016, the Company owned 46.4% of the Master Fund's outstanding common shares.
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
Distribution and Shareholder Servicing Fees
Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will incur an additional operating expense, specifically distribution and shareholder servicing fees, to compensate the dealer manager of the Company's Public Offering, participating broker-dealers and investment representatives for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services. The distribution and shareholder servicing fees will accrue daily and will be recorded on the statement of operations. The distribution and shareholder servicing fees will be computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of i) the weighted average net price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares"), and ii) the number of Common Shares, excluding DRP Shares, outstanding on each day. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares. The Company will cease to incur the distribution and shareholder servicing fees at the earlier of: (i) the date at which the underwriting compensation from all sources, including the distribution and shareholder servicing fees, any organization and offering fees paid to Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") for underwriting, and underwriting compensation paid directly by the shareholders and the Company, equals 10% of the gross proceeds from the Company's initial Public Offering of Common Shares, excluding proceeds from Common Share sales pursuant to the Company's distribution reinvestment plan; and (ii) the date at which a liquidity event occurs.
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned(1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	June 30, 2016	5,635	2,298	$44,949	$45,535	99.0%
Carey Credit Income Fund	December 31, 2015	270	14	2,235	2,157	99.8%
_____________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1 of the year noted to the corresponding as of date.

Notes to Financial Statements (Unaudited)

Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund. No sale, transfer, assignment, pledge, or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.
Share Repurchase Program
      The Master Fund intends to commence a share repurchase program in which it intends to repurchase, during each calendar quarter, up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
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
The Company has entered into agreements with the Advisor whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred on the Company's behalf. The Company has entered into an agreement with the Dealer Manager, an affiliate of the Advisor, to compensate it for capital market services in connection with the marketing and distribution of the Company's Shares. The Company has entered into an agreement with GPIM whereby the Company agrees to (i) receive expense support payments, and (ii) to reimburse it for certain expenses such as expense support and organization and offering costs incurred on the Company's behalf.
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
Dealer Manager Agreement
On July 17, 2015, the Company entered into an amended and restated dealer manager agreement (the "Dealer Manager Agreement") with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering of Common Shares and (ii) the public offering of Common Shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will

Notes to Financial Statements (Unaudited)

incur an additional operating expense, specifically distribution and shareholder servicing fees, to compensate the Dealer Manager for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates and the Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of June 30, 2016, the Advisors have incurred organization and offering costs on behalf of the Company, net of any reimbursements received from the Company, in the approximate amount of $2.0 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Month Ended	Expense Support from Advisors	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$11	NM	$0.00000	July 31, 2018
August 2015	32	—	32	NM	$0.33436	August 31, 2018
September 2015	30	—	30	NM	$0.66872	September 30, 2018
October 2015	30	—	30	135.82%	$0.66872	October 31, 2018
November 2015	33	—	33	9.29%	$0.66872	November 30, 2018
December 2015	(19)	—	(19)	0.47%	$0.66872	December 31, 2018
January 2016	44	—	44	0.97%	$0.66872	January 31, 2019
February 2016	56	—	56	0.52%	$0.66872	February 28, 2019
March 2016	73	—	73	0.72%	$0.64792	March 31, 2019
April 2016	164	—	164	0.20%	$0.65520	April 30, 2019
May 2016	267	—	267	0.15%	$0.65520	May 31, 2019
June 2016	280	—	280	0.12%	$0.65520	June 30, 2019
Total	$1,001	$—	$1,001
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

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2016
The following table presents the related party fees, expenses, and transactions, excluding related transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions, for the three and six months ended June 30, 2016 (in thousands):

		Three Months Ended	Six Months Ended
Related Party	Source Agreement & Description	June 30, 2016	June 30, 2016
Advisor	Administrative Services Agreement - expense reimbursement	$75	$159
Dealer Manager	Dealer Manager Agreement - sales commissions and dealer manager fees	$1,213	$1,941
Advisor and GPIM	O&O Agreement - organization cost reimbursements	$234	$447
Advisor and GPIM	Expense Support Agreement - expense support payments received from Advisors	$711	$884
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2016, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)

Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. The Company issued 4,926,661 Common Shares during the six months ended June 30, 2016. As of June 30, 2016, the public offering price was $9.45 per Common Share.
The following table summarizes the total Common Shares issued and proceeds received in connection with the Company's Public Offering for i) the six months ended June 30, 2016 and ii) the period commencing on July 24, 2015 and ending June 30, 2016 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2016		Since inception through June 30, 2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering	4,886,398	$44,911	5,134,945	$47,283
Dealer Manager fees and commissions	—	(1,941)	—	(2,077)
Net proceeds to Company	4,886,398	42,970	5,134,945	45,206
Reinvestment of distributions	40,263	356	40,593	359
Net proceeds from offering	4,926,661	$43,326	5,175,538	$45,565
Average net proceeds per Common Share	$8.79		$8.80
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the six months ended June 30, 2016 (in thousands, except per share amounts):

Record Date	Payment Date	Declared Distribution Per Share per Record Date	Declared Distribution Per Share per Payment Date	Total Distribution (including Reinvested Distributions)
January 5, 12, 19, 26	January 27	$0.01286	$0.05144	$16
February 2, 9, 16, 23	February 24	0.01286	0.05144	29
March 1, 8, 15, 22, 29	March 30	0.01246	0.06230	75
April 5, 12, 19, 26	April 27	0.01260	0.05040	120
May 3, 10, 17, 24, 31	June 1	0.01260	0.06300	224
June 7, 14, 21, 28	June 29	0.01260	0.05040	226
			$0.32898	$690
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three and six months ended June 30, 2016 (in thousands, except share and per share data):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Net increase in net assets resulting from operations	$1,207	$1,220
Weighted average Common Shares outstanding	3,518,603	2,133,727
Earnings per Common Share - basic and diluted (1)	$0.34	$0.57
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2016:

Six Months Ended
June 30, 2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.68
Net investment income (1)	0.26
Net unrealized gains (2)	0.20
Net increase resulting from operations	0.46
Distributions to common shareholders
Distributions from net investment income (3)	(0.26)
Distributions in excess of net investment income (3)	(0.07)
Net decrease resulting from distributions	(0.33)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.08
Net increase in net assets resulting from capital share transactions	0.08
Net asset value, end of period	$8.89

INVESTMENT RETURNS
Total investment return (5)	6.27%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts)
Net assets, end of period	$46,017
Average net assets (6)	$19,661
Common Shares outstanding, end of period	5,175,538
Weighted average Common Shares outstanding	2,133,727
Ratios-to-average net assets: (7)
Net investment income	2.82%
Total expenses	2.11%
Effect of expense reimbursement from Advisors	(4.50)%
Net expenses	(2.39)%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(7)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund.
Note 9. Subsequent Events
The Company issued 1,442,302 Common Shares subsequent to June 30, 2016 through and including August 4, 2016, resulting in a $13.0 million increase in equity capital.
On July 5, 2016, the Company increased its public offering price from $9.45 per Share to $9.50 per Share. On July 12, 2016, the Company increased its public offering price from $9.50 per Share to $9.55 per Share. On July 19, 2016, the Company increased its public offering price from $9.55 per Share to $9.60 per Share. On August 9, 2016, the Company increased the public offering price of its Common Shares from $9.60 per Share to $9.65 per Share. The purpose of these public offering price adjustments was to ensure that the Company’s net offering price per Share was not less than the Company's net asset value at the time of acceptance of subscriptions for the purchase of the Company's Shares and the reinvestment of distributions.
On July 28, 2016, the Company’s board of trustees declared distributions of $0.01260 per Share for five record dates beginning on August 2, 2016 through and including August 30, 2016.
On July 29, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 36,822 Common Shares at a cash price of $8.89 per Common Share. The tender offer will expire on September 9, 2016 at 5:00 PM, central time.

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
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, and senior secured bonds. In some circumstances, the secured lien could be subordinated to the claims of other creditors.

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
Results of Operations
We commenced investment operations on July 24, 2015, and therefore, there is no comparative prior year period noted in the tables below. Operating results for the three and six months ended June 30, 2016 were as follows (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Total investment income	$—	$87
Net expenses	(533)	(469)
Net investment income	533	556
Net change in unrealized appreciation on investment	674	664
Net increase in net assets resulting from operations	$1,207	$1,220
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Administrative services	$4	$8
Related party reimbursements	75	159
Professional services	28	77
Offering expenses	41	44
Organization expenses	—	94
Printing and mailing expenses	22	22
Other expenses	8	11
Total operating expenses	178	415
Less: Expense support from related parties	(711)	(884)
Net expenses	$(533)	$(469)
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the Administrator that were reimbursable. Reimbursable costs and expenses include but are not limited to the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for, and conducting of, meetings of the Company's Board of Trustees. Investment advisory fees are only incurred by the Master Fund, although are incurred indirectly by the Company.
Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will incur an additional operating expense, specifically distribution and shareholder servicing fees, to compensate the dealer manager of the Company's Public Offering, participating broker-dealers and investment representatives for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services. The distribution and shareholder servicing fees will accrue daily and will be recorded on the statement of operations. The distribution and shareholder servicing fees will be computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of i) the weighted average net price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares"), and ii) the number of Common Shares, excluding DRP Shares, outstanding on each day. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares.
The composition of our administrative and professional services expenses for the three and six months ended June 30, 2016 were as follows (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Accounting services	$2	$4
Administration services	2	4
Total administrative services	$4	$8

Audit expense	$26	$52
Compliance officer fees	5	11
Legal fees	(5)	10
Tax services	2	4
Total professional services	$28	$77
Net Realized Gain (Loss) from Master Fund Investment
For the three and six months ended June 30, 2016, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on investments.
Changes in Unrealized Appreciation on Master Fund Investment
For the three and six months ended June 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $0.67 million and $0.66 million, respectively.
Changes in Net Assets from Operations
For the six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $1.22 million. Based on the weighted average Shares outstanding for the six months ended June 30, 2016, our per Share increase in net assets from operations was $0.57.
Cash Flows for the Six Months Ended June 30, 2016
For the six months ended June 30, 2016, net cash used in operating activities was $42.7 million. Cash flows used in operating activities for the six months ended June 30, 2016 was primarily due to the Company's investments in the Master Fund.
Net cash provided by financing activities was $42.6 million during the period ended June 30, 2016, represented by proceeds from issuance of Common Shares of $43.0 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares, (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders and (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program. We do not intend to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is regularly invested in the common shares of the Master Fund.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2016.
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

Valuation of Investments
We invest substantially all of our equity capital in the purchase of common shares of the Master Fund. As such, we determine the fair value of our investment in the Master Fund as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after June 30, 2016. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Share for the period after June 30, 2016 are summarized as follows:

2016 Record Dates	2016 Payment Dates	Declared Distribution per Share per Record Date
July 5, 12, 19 and 26	July 27	$0.01246
August 2, 9, 16, 23 and 30	August 31	0.01246
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
Reimbursement to the Advisors for Organization and Offering Expenses
See Note 4. Related Party Agreements and Transactions.
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of the Administrator's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse the Administrator for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of the Administrator . See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2016, 91.0% of the Master Fund's debt investments, or approximately $131.1 million measured at fair value, are subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for performance based incentive fees as described in Note 5. Related Party Agreements and Transactions of the Master Fund's unaudited consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2016, the following table presents the approximate annualized increase (decrease) per Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of Common Shares outstanding, (ii) the number of Master Fund shares outstanding, (iii) our percent ownership of Master Fund shares and (iv) changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase (Decrease) per Share
+50 bps	$(0.01)
+100 bps	0.02
+150 bps	0.05
+200 bps	0.09
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
Our chief executive officer and chief financial officer, after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of June 30, 2016, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2016, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 16, 2016 except for the following:
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

CAREY CREDIT INCOME FUND 2016 T

Date:	August 15, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ Paul S. Saint-Pierre
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

10.5
Form of Selected Dealer Agreement (revised Exhibit A to Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 99(d) filed with Post-Effective Amendment No. 2 to the Registrant's registration statement on Form N-2 (File No. 333-198882) filed on May 10, 2016.)

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

10.8
Amendment No. 1 to the Administrative Services Agreement by and between the Registrant, Carey Credit Income Fund and Carey Credit Advisors, LLC.  (Incorporated by reference to Exhibit 10.7 filed with Carey Credit Income Fund's Form 10-Q (File No. 814-01117) as filed on August 14, 2015)

10.9
Investment Management Agreement by and between Hamilton Finance LLC and Carey Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended June 30, 2016. (Filed herewith.)