Form 10-Q
period 2016-09-30
Carey Credit Income Fund 2016 T
filed 2016-11-14
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 8, 2016 was 10,087,622.

CAREY CREDIT INCOME FUND 2016 T
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of September 30, 2016 and December 31, 2015	3

	Statements of Operations for the three and nine months ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015	4

	Statement of Changes in Net Assets for the nine months ended September 30, 2016	5

	Statements of Cash Flows for the nine months ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Exhibit Index		23

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investment in Carey Credit Income Fund (cost of $77,896 and $2,235, respectively)	$79,904	$2,157
Cash	1,142	41
Deferred offering costs	646	—
Dividend income receivable	—	33
Total assets	81,692	2,231

Liabilities
Accounts payable, accrued expenses and other liabilities	$31	$3
Accrued professional services fees	66	47
Due to Advisors	472	20
Accrued offering expenses	172	—
Total liabilities	741	70

Net Assets	$80,951	$2,161

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 8,869,491 and 248,877 Common Shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$9	$—
Paid-in-capital in excess of par value	79,207	2,240
Distributions in excess of net investment income	(273)	(1)
Net unrealized appreciation (depreciation) on investment	2,008	(78)
Total net assets	$80,951	$2,161
Net asset value per Common Share	$9.13	$8.68
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015	Nine Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015
Investment Income
Dividends from investment in Carey Credit Income Fund	$1,539	$—	$1,626	$—
Total investment income	1,539	—	1,626	—

Operating Expenses (1)
Administrative services	4	3	12	3
Related party reimbursements	61	—	220	—
Trustees fees	3	3	3	3
Professional services fees	53	67	130	67
Offering expenses	137	—	181	—
Organization expenses	—	—	94	—
Printing and mailing expenses	18	—	40	—
Other expenses	11	—	22	—
Total operating expenses	287	73	702	73
Less: Expense support to (from) related parties (See Note 4. Related Party Agreements and Transactions)	261	(73)	(623)	(73)
Net expenses	548	—	79	—
Net investment income	991	—	1,547	—

Unrealized appreciation from investment in Carey Credit Income Fund
Net change in unrealized appreciation on investment	1,422	—	2,086	—
Total unrealized appreciation	1,422	—	2,086	—
Net increase in net assets resulting from operations	$2,413	$—	$3,633	$—

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.14	$—	$0.41	$—
Earnings per Common Share - basic and diluted	$0.35	$—	$0.97	$—
Weighted average Common Shares outstanding - basic and diluted	6,956,110	—	3,752,921	—
Distributions per Common Share	$0.16	$—	$0.49	$—
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share amounts)

Nine Months Ended
September 30, 2016
Operations
Net investment income	$1,547
Net change in unrealized appreciation on investment	2,086
Net increase in net assets resulting from operations	3,633
Shareholder distributions:
Distributions from net investment income	(1,547)
Distributions in excess of net investment income	(272)
Net decrease in net assets from shareholder distributions	(1,819)
Capital share transactions:
Issuance of Common Shares	76,071
Reinvestment of shareholders distributions	910
Repurchase of Commons Shares	(5)
Net increase in net assets resulting from capital share transactions	76,976
Total increase in net assets	78,790
Net assets at beginning of period	2,161
Net assets at end of period	$80,951

Capital share activity:
Shares outstanding at the beginning of the period	248,877
Common Shares issued from subscriptions	8,520,476
Common Shares issued from reinvestment of distributions	100,738
Common Shares repurchased	(600)
Shares outstanding at the end of the period	8,869,491
Distributions in excess of net investment income at end of period	$(273)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Nine Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015
Operating activities
Net increase in net assets resulting from operations	$3,633	$—
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Purchase of investments in Carey Credit Income Fund	(75,661)	—
Net change in unrealized appreciation on investment	(2,086)	—
(Increase) decrease in operating assets:
Due from Advisors	—	(52)
Deferred offering cost	(646)	—
Dividend income receivable	33	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	28	3
Accrued professional services fees	19	67
Due to Advisors	452	—
Accrued offering expenses	172	—
Net cash (used in) provided by operating activities	(74,056)	18

Financing activities
Issuance of Common Shares	$76,071	$—
Distributions paid	(909)	—
Repurchase of Common Shares	(5)	—
Net cash provided by financing activities	75,157	—

Net increase in cash	1,101	18
Cash, beginning of period	41	—
Cash, end of period	$1,142	$18
Supplemental information:
Distributions reinvested	$910	$—
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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 104,712,041 Common Shares (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). The Company issued and sold its initial Shares on October 8, 2015 and then commenced investment operations. As of September 30, 2016, the Company owned 57.2% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Transactions with Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are recognized as dividend income in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification to realized gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in or the redemption from the Master Fund. Realized gains and losses from the Company's transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering expenses and expensed to the Company's statements of operations over a 12-month period.
Distribution and Shareholder Servicing Fees
Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will incur an additional operating expense, specifically distribution and shareholder servicing fees, to compensate the dealer manager of the Company's Public Offering, participating broker-dealers and investment representatives for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services. The distribution and shareholder servicing fees will accrue daily and will be recorded on the statements of operations. The distribution and shareholder servicing fees will be computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares"), and (ii) the number of Common Shares, excluding DRP Shares, outstanding on each day. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares. The Company will cease to incur the distribution and shareholder servicing fees at the earlier of: (i) the date at which the underwriting compensation from all sources, including the distribution and shareholder servicing fees, any organization and offering fees paid to Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") for underwriting, and underwriting compensation paid directly by the shareholders and the Company, equals 10% of the gross proceeds from the Company's initial Public Offering of Common Shares, excluding proceeds from Common Share sales pursuant to the Company's distribution reinvestment plan; and (ii) the date at which a liquidity event occurs.
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

Notes to Financial Statements (Unaudited)

Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned(1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	September 30, 2016	9,620	4,045	$77,896	$79,904	98.7%
Carey Credit Income Fund	December 31, 2015	270	14	$2,235	$2,157	99.8%
_____________________

(1)	Weighted average shares owned of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board of Trustees may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Note 4. Related Party Agreements and Transactions
All of the Company’s executive officers, except its chief executive officer and chief compliance officer, also serve as executive officers of the Advisor. Its chief executive officer also serves as chief executive officer of WPC, the Advisor's ultimate parent. The memberships of the Board of Trustees of the Company and the Master Fund are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
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
Administrative Services Agreement
On October 3, 2016, the Company entered into an amended and restated administrative services agreement with the Advisor (the "Administrative Services Agreement") whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the administrator (the "Administrator"), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Advisor assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services fees rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Advisor the allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administrative Services Agreement. Prior to October 7, 2015, the Company had no obligation to reimburse the Advisor for any services or other

Notes to Financial Statements (Unaudited)

expenses incurred directly by the Advisor or its affiliates, excluding any expenses of third-party service providers incurred by the Advisor or its affiliates on the Company's behalf.
Unless earlier terminated, the Administrative Services Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect year to year thereafter if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.
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
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company entered into an organization and offering expense reimbursement agreement (the "O&O Agreement") with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. In 2015, the Advisors waived reimbursement in connection with equity raised during the months of November and December and the reimbursement waiver expired on December 31, 2015. As of September 30, 2016, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.8 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of our Public Offering.
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
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding an investment advisory fee, a performance-based incentive fee, organization and offering expenses, distribution and shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

Notes to Financial Statements (Unaudited)

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
The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Month Ended	Expense Support from Advisors (3)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$11	NM	$0.00000	July 31, 2018
August 2015	32	—	32	NM	$0.33436	August 31, 2018
September 2015	30	—	30	NM	$0.66872	September 30, 2018
October 2015	30	—	30	135.82%	$0.66872	October 31, 2018
November 2015	33	—	33	9.29%	$0.66872	November 30, 2018
December 2015	(19)	—	(19)	0.47%	$0.66872	December 31, 2018
January 2016	44	—	44	0.97%	$0.66872	January 31, 2019
February 2016	56	—	56	0.52%	$0.66872	February 28, 2019
March 2016	73	—	73	0.72%	$0.64792	March 31, 2019
April 2016	164	—	164	0.20%	$0.65520	April 30, 2019
May 2016	267	—	267	0.15%	$0.65520	May 31, 2019
June 2016	280	—	280	0.12%	$0.65520	June 30, 2019
July 2016	330	—	330	0.10%	$0.65520	July 31, 2019
August 2016	80	—	80	0.08%	$0.65520	August 31, 2019
September 2016	(670)	—	(670)	0.06%	$0.65520	September 30, 2019
Total	$741	$—	$741
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by the Advisors. Regular cash distributions do not include declared special cash or share distributions, if any.

(3)
In September 2016 and December 2015, the Advisors' year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees.

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015
The following table presents the related party fees, expenses, and transactions for the three and nine months ended September 30, 2016 and for the period from July 24, 2015 (inception) to September 30, 2015 (in thousands); related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in financial statements:

Notes to Financial Statements (Unaudited)

Related Party	Source Agreement & Description	Three Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015	Nine Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015
Advisor	Administrative Services Agreement - expense reimbursement	$61	$—	$220	$—
Dealer Manager	Dealer Manager Agreement - sales commissions and dealer manager fees	$1,579	$—	$3,520	$—
Advisors	O&O Agreement - organization expenses reimbursements	$—	$—	$94	$—
Advisors	O&O Agreement - offering expenses reimbursements	$474	$—	$827	$—
Advisors	Expense Support Agreement - expense support (to) from related parties	$(261)	$73	$623	$73
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives, and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2016, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
The Company's Registration Statement pertaining to its initial public offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Common Share was declared effective on July 24, 2015. For the nine months ended September 30, 2016 the public offering price of the Company's Common Shares ranged from a low of $9.25 per Common Share to a high of $9.80 per Common Share. From July 24, 2015 (inception) through September 30, 2015 there were no revisions to the public offering price.
The following table summarizes the total Common Shares issued, before share repurchase activity, and proceeds received in connection with the Company's Public Offering for (i) the nine months ended September 30, 2016 and (ii) the period commencing on July 24, 2015 and ending September 30, 2016 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2016		Inception through September 30, 2016
	Shares	Amount	Shares	Amount
Gross proceeds from offering	8,520,476	$79,591	8,769,023	$81,963
Dealer Manager fees and commissions	—	(3,520)	—	(3,655)
Net proceeds to Company	8,520,476	76,071	8,769,023	78,308
Reinvestment of distributions	100,738	910	101,068	913
Net proceeds from offering	8,621,214	$76,981	8,870,091	$79,221
Average net proceeds per Common Share	$8.93		$8.93
On July 29, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 36,822 Common Shares at a cash price of $8.89 per Common Share. The tender offer expired on September 9, 2016. A total of 600 Shares was validly tendered for an aggregate purchase price of less than $0.1 million.

Notes to Financial Statements (Unaudited)

The following table is a summary of the share repurchases completed during the nine months ended September 30, 2016 and the period commencing on July 24, 2015 and ending September 30, 2016 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2016		Inception through September 30, 2016
Share Repurchase Date	Shares	Amount	Shares	Amount
September 16, 2016	600	$5	600	$5
Total	600	$5	600	$5
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the nine months ended September 30, 2016. No distributions were paid or accrued during the period from July 24, 2015 (inception through September 30, 2015 (in thousands, except per share amounts):

Record Date	Payment Date	Declared Distribution Per Share per Record Date	Declared Distribution Per Share per Payment Date	Total Distribution (including Reinvested Distributions)
January 5, 12, 19, 26	January 27	$0.01286	$0.05144	$16
February 2, 9, 16, 23	February 24	0.01286	0.05144	29
March 1, 8, 15, 22, 29	March 30	0.01246	0.06230	75
April 5, 12, 19, 26	April 27	0.01260	0.05040	120
May 3, 10, 17, 24, 31	June 1	0.01260	0.06300	224
June 7, 14, 21, 28	June 29	0.01260	0.05040	226
July 5, 12, 19 ,26	July 27	0.01260	0.05040	279
August 2, 9, 16, 23, 30	August 31	0.01260	0.06300	436
September 6, 13, 20, 27	September 28	0.01260	0.05040	414
Total			$0.49278	$1,819

Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three and nine months ended September 30, 2016 (in thousands, except share and per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Net increase in net assets resulting from operations	$2,413	$3,633
Weighted average Common Shares outstanding - basic and diluted	6,956,110	3,752,921
Earnings per Common Share - basic and diluted (1)	$0.35	$0.97
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.
Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2016; the financial highlights for the period from July 24, 2015 (inception) to September 30, 2015 have been omitted from these unaudited financial statements since the Company had not sold any Common Shares and it had not started investment operations as of September 30, 2015.

Notes to Financial Statements (Unaudited)

Nine Months Ended
September 30, 2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.68
Net investment income (1)	0.41
Net unrealized gains (2)	0.47
Net increase resulting from operations	0.88
Distributions to common shareholders
Distributions from net investment income (3)	(0.41)
Distributions in excess of net investment income (3)	(0.08)
Net decrease resulting from distributions	(0.49)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.06
Repurchases of Common Shares (8)	—
Net increase in net assets resulting from capital share transactions	0.06
Net asset value, end of period	$9.13

INVESTMENT RETURNS
Total investment return-net price (5)	10.63%
Total investment return-net asset value (6)	11.06%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts)
Net assets, end of period	$80,951
Average net assets (7)	$34,440
Common Shares outstanding, end of period	8,869,491
Weighted average Common Shares outstanding	3,752,921
Ratios-to-average net assets: (7)(8)
Net investment income	4.49%
Total expenses	2.04%
Effect of expense reimbursement from Advisors	(1.81)%
Net expenses	0.23%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(4)
The continuous issuance of Common Shares may cause an incremental increase in net asset value per Share due to the sale of Shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per Share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date multiplied by (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.

Notes to Financial Statements (Unaudited)

(5)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(7)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets are not annualized.

(8)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund.

(9)	The per share impact of the Company’s repurchase of common shares is an increase to net asset value of less than $0.01 per common share during the applicable period.
Note 9. Subsequent Events
The Company issued 1,218,131 Common Shares subsequent to September 30, 2016 through and including November 8, 2016, resulting in a $11.3 million increase in equity capital.
On September 29, 2016, the Company’s Board of Trustees declared distributions of $0.01260 per Share per week for four record dates beginning on October 4, 2016 through and including October 25, 2016. On October 31, 2016, the Company’s Board of Trustees declared distributions of $0.01260 per Share per week for five record dates beginning on November 1, 2016 through and including November 29, 2016.
On October 7, 2016, the Company's Board of Trustees approved a resolution to extend the Company's offering period past December 31, 2016 and to close its public offering to new investors on or about February 14, 2017. Following the closing of the offering, the Company expects that, subject to the Board’s discretion and applicable law:

•	it will continue to conduct quarterly tender offers pursuant to its share repurchase program;

•	distributions will continue to be declared and paid on a monthly basis; and

•
the Company’s distribution reinvestment plan will remain in effect and participating shareholders will be able to reinvest distributions at net asset value per share as determined by the Board of Trustees and management of the Company.

•	The Company will continue to have a finite term of no more than five years from the closing of its initial public offering (contemplated to be on or before December 31, 2021).
On November 10, 2016, the Company filed a tender offer statement with the SEC on Schedule TO. The Company offered to purchase up to 71,951 Common Shares at a cash price of $9.13 per Common Share. The tender offer will expire on December 19, 2016 at 5:00 PM, central time.

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

Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, distribution and shareholder servicing fees, organization expenses and amortization of deferred offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third party valuation services, and various other professional services fees.
Results of Operations
We commenced investment operations on October 8, 2015; therefore there is no comparative income and investment related results recorded for the period from July 24, 2015 (inception) to September 30, 2015 in some of the tables below. Operating results for the three and nine months ended September 30, 2016 were as follows (in thousands):

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Total investment income	$1,539	$1,626
Net expenses	548	79
Net investment income	991	1,547
Net change in unrealized appreciation on investment	1,422	2,086
Net increase in net assets resulting from operations	$2,413	$3,633
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015	For the Nine Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015
Administrative services	$4	$3	$12	$3
Related party reimbursements	61	—	220	—
Trustees fees	3	3	3	3
Professional services fees	53	67	130	67
Offering expenses	137	—	181	—
Organization expenses	—	—	94	—
Printing and mailing expenses	18	—	40	—
Other expenses	11	—	22	—
Total operating expenses	287	73	702	73
Less: Expense support to (from) related parties	261	(73)	(623)	(73)
Net expenses	$548	$—	$79	$—
The operating expenses presented above do not represent our normalized operations since we expect our operating expenses to increase as our equity capital base increases.
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by the Administrator that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for, and conducting of, meetings of the Company's Board of Trustees. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company.
Beginning in the first calendar quarter after the close of the Company's Public Offering of Common Shares, the Company will incur an additional operating expense, specifically distribution and shareholder servicing fees, to compensate the dealer manager of the Company's Public Offering, participating broker-dealers and investment representatives for services and expenses related to the marketing, sale and distribution of the Company's Common Shares, and/or for providing shareholder services. The distribution and shareholder servicing fees will accrue daily and will be recorded on the statements of operations. The distribution and shareholder servicing fees will be computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares"), and (ii) the number of Common Shares, excluding DRP Shares, outstanding on each day. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares.
The composition of our administrative and professional services fees for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	For the Three Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015	For the Nine Months Ended September 30, 2016	Period from July 24, 2015 (inception) to September 30, 2015
Accounting services	$2	$2	$6	$2
Administration services	2	1	6	1
Total administrative services	$4	$3	$12	$3

Audit expense	$27	$44	$79	$44
Compliance officer fees	5	—	16	—
Legal fees	20	20	30	20
Tax services	1	3	5	3
Total professional services fees	$53	$67	$130	$67
Net Realized Gain (Loss) from Master Fund Investment
For the three and nine months ended September 30, 2016 and 2015, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on investment in Master Fund shares.
Changes in Unrealized Appreciation on Master Fund Investment
For the three and nine months ended September 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $1.42 million and $2.09 million, respectively.
Cash Flows for the Nine Months Ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, net cash used in operating activities was $74.1 million. Cash flows used in operating activities for the nine months ended September 30, 2016 was primarily due to the Company's investments in the Master Fund. For the nine months ended September 30, 2015, net cash provided by operating activities (i.e. expense support) was less than $0.1 million.
Net cash provided by financing activities was $75.2 million during the period ended September 30, 2016, primarily represented by proceeds from issuance of Common Shares of $76.1 million.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2016 and December 31, 2015.

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
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that will become payable to shareholders of record after September 30, 2016. The obligation cannot be measured since it is dependent on the future sale of Common Shares prior to each record date and the total number of Shares outstanding on each record date. The declared distribution rates per Share for the period after September 30, 2016 are summarized as follows:

2016 Record Dates	2016 Payment Dates	Declared Distribution per Share per Record Date
October 4, 11, 18 and 25	October 26	$0.01260
November 1, 8, 15, 22 and 29	November 30	0.01260
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
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. However, such reimbursement will be made at an amount equal to the lower of the Administrator's actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records, or other reasonable allocation methods. We do not reimburse the Administrator for rent, depreciation, utilities, capital equipment, or other administrative items allocated to a controlling person of the Administrator. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2016, 93.2% of the Master Fund's debt investments, or approximately $205.4 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate ("LIBOR") base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 5. Related Party Agreements and Transactions of the Master Fund's unaudited consolidated financial statements.
Based on our investment position in the Master Fund as of September 30, 2016, the following table presents the approximate annualized increase (decrease) in value per outstanding Common Share due to (i) interest income from the Master

Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund shares, (iii) our percent ownership of Master Fund shares and that changes in the Master Fund's net investment income are immediately passed on to Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase (Decrease) per Share
+50 bps	$(0.01)
+100 bps	—
+150 bps	0.02
+200 bps	0.03
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
Our chief executive officer and chief financial officer, after conducting an evaluation together with members of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2016 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of September 30, 2016, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2016, there have been no material changes from the risk factors set forth in our Form 10-K dated and filed with the SEC on March 16, 2016 except for the following:
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

CAREY CREDIT INCOME FUND 2016 T

Date:	November 14, 2016	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016	By:	/s/ Paul S. Saint-Pierre
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

10.1	Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Filed herewith.)

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended September 30, 2016. (Filed herewith.)