Form 10-Q
period 2017-03-31
Carey Credit Income Fund 2016 T
filed 2017-05-15
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (212) 492-1100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 5, 2017 was 17,309,665.

 CAREY CREDIT INCOME FUND 2016 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the SEC, including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on April 17, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on April 17, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investment in Carey Credit Income Fund (18,627,880 shares purchased at a cost of $154,274 and 13,104,774 shares purchased at a cost of $107,184, respectively)	$159,338	$111,030
Cash	855	1,313
Due from Advisors	816	598
Deferred offering costs	1,196	854
Other assets	—	4
Total assets	162,205	113,799

Liabilities
Accounts payable, accrued expenses and other liabilities	$47	$87
Accrued professional services fees	100	42
Due to Advisors	43	24
Accrued offering expenses	326	193
Due to Dealer Manager	3,384	2,300
Total liabilities	3,900	2,646
Commitments and contingencies (Note 7. Commitments and contingencies)
Net Assets	$158,305	$111,153

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,266,270 and 12,205,783 Common Shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	$17	$12
Paid-in-capital in excess of par value	153,975	107,638
Distributions in excess of net investment income	(751)	(343)
Net unrealized appreciation on investment	5,064	3,846
Total net assets	$158,305	$111,153
Net asset value per Common Share	$9.17	$9.11
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Investment Income
Dividends from investment in Carey Credit Income Fund	$1,503	$87
Total investment income	1,503	87

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	87	84
Trustees fees	1	—
Professional services fees	84	49
Offering expenses	395	3
Organization expenses	—	94
Other expenses	50	4
Total operating expenses	621	238
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(1,033)	(173)
Net expenses	(412)	65
Net investment income	1,915	22

Unrealized appreciation (depreciation) from investment in Carey Credit Income Fund
Net change in unrealized appreciation (depreciation) on investment	1,218	(10)
Total unrealized appreciation (depreciation)	1,218	(10)
Net increase in net assets resulting from operations	$3,133	$12

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.03
Earnings per Common Share - basic and diluted	$0.22	$0.02
Weighted average Common Shares outstanding - basic and diluted	14,551,954	748,851
Distributions per Common Share	$0.16	$0.17
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share amounts)

	Three Months Ended March 31,
	2017	2016
Operations
Net investment income	$1,915	$22
Net change in unrealized appreciation (depreciation)	1,218	(10)
Net increase in net assets resulting from operations	3,133	12
Shareholder distributions:
Distributions from net investment income	(1,915)	(22)
Distributions in excess of net investment income	(408)	(97)
Net decrease in net assets from shareholder distributions	(2,323)	(119)
Capital share transactions:
Issuance of Common Shares	46,390	14,882
Reinvestment of shareholders distributions	1,110	65
Repurchase of Common Shares	(90)	—
Distribution services charge	(1,068)	—
Net increase in net assets resulting from capital share transactions	46,342	14,947
Total increase in net assets	47,152	14,840
Net assets at beginning of period	111,153	2,161
Net assets at end of period	$158,305	$17,001

Capital share activity:
Shares outstanding at the beginning of the period	12,205,783	248,877
Common Shares issued from subscriptions	4,951,760	1,707,078
Common Shares issued from reinvestment of distributions	118,445	7,418
Common Shares repurchased	(9,718)	—
Shares outstanding at the end of the period	17,266,270	1,963,373
Distribution in excess of net investment income at end of period	$(751)	$(98)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$3,133	$12
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(47,090)	(12,633)
Net change in unrealized (appreciation) depreciation on investment	(1,218)	10
(Increase) decrease in operating assets:
Due from Advisors	(218)	(72)
Deferred offering costs	(342)	(116)
Dividend income receivable	—	33
Other assets	4	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(40)	(1)
Accrued professional services fees	58	13
Due to Advisors	19	54
Accrued offering expenses	133	147
Due to Dealer Manager	16	—
Net cash used in operating activities	(45,545)	(12,553)

Financing activities
Issuance of Common Shares	$46,390	$14,882
Distributions paid	(1,213)	(54)
Repurchase of Common Shares	(90)	—
Net cash provided by financing activities	45,087	14,828

Net increase (decrease) in cash	(458)	2,275
Cash, beginning of period	1,313	41
Cash, end of period	$855	$2,316
Supplemental information and non-cash financing activities:
Distributions reinvested	$1,110	$65
Due to Dealer Manager	$1,068	$—
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
The Company is currently offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 104,712,041 Common Shares (the “Public Offering”). The Company will continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its Public Offering (see Note 5. Common Shares). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. As of March 31, 2017, the Company owned 67.4% of the Master Fund's outstanding common shares.
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
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund's common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the

Notes to Financial Statements (Unaudited)

number of Master Fund common shares owned by the Company. The Company has implemented ASU 2015-07 which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.
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
Distribution and Shareholder Servicing Fees
Beginning in the second calendar quarter after the close of the Company's Public Offering, the Company will commence quarterly payments of the distribution and shareholder servicing fee (the "DSS Fee") at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse the Dealer Manager of the Company's Public Offering, for costs incurred by participating broker-dealers and investment representatives for (i) distribution of the Company's Common Shares (the "Distribution Services Component") and (ii) providing ongoing shareholder services (the "Shareholder Services Component"). Beginning in the first calendar quarter after the close of the Company's Public Offering, the Shareholder Services Component will be recognized as an expense on the Company's statement of operations as the services are provided, and the Company has allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this component.  As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discounted rate equal to a five-year risk free interest rate.  The Company records a liability equal to the estimated present value of the Distribution Services Component payments, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets.
The payment of the DSS Fee is computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) the average net purchase price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares"), and (ii) the number of Common Shares outstanding on each day during the recording period, excluding (a) DRP Shares and (b) Shares owned by shareholders that are not recipients of ongoing shareholder services from eligible participating broker-dealers. The Company will cease to pay the DSS Fee at the earlier of: (i) the date at which the second amended and restated dealer manager agreement (the "Dealer Manager Agreement") is terminated; (ii) the date at which the underwriting compensation from all sources, including the DSS Fee, any organization and offering fees paid to Carey Financial, LLC, a Delaware limited liability company (the "Dealer Manager") for underwriting, underwriting compensation, and shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs.
During the three months ended March 31, 2017, $1.1 million of DSS Fees were charged to “Paid-in-capital in excess of par value” and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of March 31, 2017 the Company had recognized a liability to the Dealer Manager of $3.4 million for the present value of all future payments of the Distribution Services Component, or $3.6 million discounted at a rate of 2.6%. The following table shows the timing of future payments of the estimated $3.6 million (in thousands):

	March 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,610	$497	$1,706	$1,407	$—

Notes to Financial Statements (Unaudited)

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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	March 31, 2017	18,628	15,229	$154,274	$159,338	100.7%
Carey Credit Income Fund	December 31, 2016	13,105	5,860	$107,184	$111,030	99.9%
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

Notes to Financial Statements (Unaudited)

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
Administrative Services Agreement
On October 3, 2016, the Company initially entered into an amended and restated administrative services agreement with the Advisor, as may be amended (the "Administrative Services Agreement"), whereby the Advisor agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, the Advisor, serving as the Administrator (the "Administrator"), performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, oversees the preparation and filing of tax returns, oversees the payment of expenses and distributions, and oversees the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees. On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the Administrative Services Agreement.
Dealer Manager Agreement
On April 12, 2017, the Company entered into the Dealer Manager Agreement with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. Beginning in the second calendar quarter after the close of the Company's Public Offering. the Company will initiate quarterly DSS Fee payments to reimburse the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for providing distribution and shareholder services. The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by the Company or the Dealer Manager.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement"), with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. As of March 31, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.
Expense Support and Conditional Reimbursement Agreement
Pursuant to an expense support and conditional reimbursement agreement executed on July 24, 2015 by and between the Advisors and the Company, as may be amended (the "Expense Support Agreement"), the Advisors have agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. The Advisors agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse the Advisors for any amounts funded by the Advisors under this arrangement if (and only to the extent that), during any month occurring within three years of the date on which the Advisors funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided,

Notes to Financial Statements (Unaudited)

however, that (i) the Company will only reimburse the Advisors for expense support payments made by the Advisors to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from the Advisors was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse the Advisors for expense support payments made by the Advisors if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time the Advisors made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Month Ended	Expense Support from Advisors (3)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$11	NM	NM	$0.00000	July 31, 2018
August 2015	32	—	32	NM	NM	$0.33436	August 31, 2018
September 2015	30	—	30	NM	NM	$0.66872	September 30, 2018
October 2015	30	—	30	135.82%	1.75%	$0.66872	October 31, 2018
November 2015	33	—	33	9.29%	1.75%	$0.66872	November 30, 2018
December 2015	(19)	—	(19)	0.47%	1.75%	$0.66872	December 31, 2018
January 2016	44	—	44	0.97%	1.75%	$0.66872	January 31, 2019
February 2016	56	—	56	0.52%	1.75%	$0.66872	February 28, 2019
March 2016	73	—	73	0.72%	1.75%	$0.64792	March 31, 2019
April 2016	164	—	164	0.20%	1.75%	$0.65520	April 30, 2019
May 2016	267	—	267	0.15%	1.75%	$0.65520	May 31, 2019
June 2016	280	—	280	0.12%	1.75%	$0.65520	June 30, 2019
July 2016	330	—	330	0.10%	1.75%	$0.65520	July 31, 2019
August 2016	80	—	80	0.08%	1.75%	$0.65520	August 31, 2019
September 2016	(670)	—	(670)	0.06%	1.65%	$0.65520	September 30, 2019
October 2016	507	—	507	0.05%	1.43%	$0.65520	October 31, 2019
November 2016	693	—	693	0.04%	1.25%	$0.65520	November 30, 2019
December 2016	254	—	254	0.03%	1.10%	$0.64480	December 31, 2019
January 2017	424	—	424	0.06%	0.66%	$0.64480	January 31, 2020
February 2017	260	—	260	0.05%	0.60%	$0.64480	February 28, 2020
March 2017	348	—	348	0.06%	0.65%	$0.64480	March 31, 2020
Total	$3,227	$—	$3,227
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

(3)
In December 2015 and September 2016, the Advisors' year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees in those same months.

Summary of Related Party Transactions for the Three Months Ended March 31, 2017 and 2016
The following table presents the related party fees, expenses, and transactions for the three months ended March 31, 2017 and 2016; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

Notes to Financial Statements (Unaudited)

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2017	2016
Advisor	Administrative Services Agreement - expense reimbursement	$87	$84
Dealer Manager	Dealer Manager Agreement - sales commissions and dealer manager fees	$2,311	$728
Dealer Manager	Dealer Manager Agreement - DSS Fee (Distribution Services Component only)	$1,084	$—
Advisors	O&O Agreement - organization expenses reimbursements	$—	$213
Advisors	O&O Agreement - offering expenses reimbursements	$738	$—
Advisors	Expense Support Agreement - expense support from related parties	$1,033	$117
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. For the three months ended March 31, 2017, the public offering price of the Company's Common Shares ranged from a low of $9.90 per Common Share to a high of $9.95 per Common Share. For the three months ended March 31, 2016, the public offering price of the Company's Common Shares ranged from a low of $9.25 per Common Share to a high of $9.55 per Common Share.
The following table summarizes the total Common Shares issued, before share repurchase activity, and proceeds received in connection with the Company's Public Offering for (i) the three months ended March 31, 2017 and (ii) the period commencing on July 24, 2015 (inception) and ending March 31, 2017 (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2017		Inception through March 31, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from offering	4,951,760	$49,197	16,970,404	$164,194
Commissions paid outside escrow	—	(496)	—	(1,924)
Dealer Manager fees and commissions	—	(2,311)	—	(7,462)
Net proceeds to the Company	4,951,760	46,390	16,970,404	154,808
Reinvestment of distributions	118,445	1,110	306,184	2,828
Net proceeds from offering	5,070,205	$47,500	17,276,588	$157,636
Average net proceeds per Common Share	$9.37		$9.12

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the three months ended March 31, 2017 (in thousands except share and per share amount):

Repurchase/Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2017:
March 3, 2017	136,060	9,718	$90	7.1%	$9.29
Total	136,060	9,718	$90	7.1%
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Total Distribution (including Reinvested Distributions)
Three Months Ended March 31, 2017
January 3, 10, 17, 24, 31	February 1	$0.01240	$0.06200	$798
February 7, 14, 21, 28	March 1	0.01240	0.04960	721
March 7, 14, 21, 28	March 29	0.01240	0.04960	804
Total			$0.16120	$2,323
Three Months Ended March 31, 2016:
January 5, 12, 19, 26	January 27	$0.01286	$0.05144	$16
February 2, 9, 16, 23	February 24	0.01286	0.05144	29
March 1, 8, 15, 22, 29	March 30	0.01246	0.06230	74
Total			$0.16518	$119
Note 7. Commitments and Contingencies
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into the O&O Agreement with the Advisors. Under the O&O Agreement the Company reimburses the Advisors for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses is conditional on the Company's receipt of equity capital from the sale and issuance of its Common Shares. Any such reimbursement will not exceed actual expenses incurred by the Advisors and their affiliates. The Advisors will be responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale and issuance of the Company's Common Shares, without recourse against or reimbursement by the Company. As of March 31, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $1.1 million. Under the terms of the O&O Agreement, the Company is obligated to reimburse the Advisors for these organization and offering expenses solely in connection with the capital raise activity of its Public Offering.

Note 8. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations (i.e., earnings per Common Share) for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

Notes to Financial Statements (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net increase in net assets resulting from operations	$3,133	$12
Weighted average Common Shares outstanding - basic and diluted	14,551,954	748,851
Earnings per Common Share - basic and diluted (1)	$0.22	$0.02
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$9.11	$8.68
Net investment income (1)	0.13	0.03
Net unrealized gains (losses) (2)	0.08	—
Net increase resulting from operations	0.21	0.03
Distributions to common shareholders
Distributions from net investment income (3)	(0.13)	(0.03)
Distributions in excess of net investment income (3)	(0.03)	(0.14)
Net decrease resulting from distributions	(0.16)	(0.17)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.07	0.12
Distribution services charge (9)	(0.06)	—
Net increase in net assets resulting from Capital Share transactions	0.01	0.12
Net asset value, end of period	$9.17	$8.66

INVESTMENT RETURNS
Total investment return-net price (5)	(0.04)%	1.22%
Total Investment return-net asset value(6)	2.42%	1.61%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts and ratios)
Net assets, end of period	$158,305	$17,001
Average net assets (7)	$132,703	$7,393
Common Shares outstanding, end of period	17,266,270	1,963,373
Weighted average Common Shares outstanding	14,551,954	748,851
Ratios-to-average net assets:(7)(8)
Net investment income	1.44%	0.30%
Total expenses	0.47%	3.22%
Effect of expense reimbursement from Advisors	(0.78)%	(2.35)%
Net expenses	(0.31)%	0.87%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(6)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) monthly cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized . Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(7)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets, expressed as a percentage, are not annualized.

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

Note 10. Subsequent Events
On April 28, 2017, the Company's Public Offering was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Carey Credit Income Fund 2016 T. The Term "Master Fund" refers to Carey Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item I. Financial Statements (Unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a business development company (a "BDC") under the 1940 Act. The Master Fund is externally managed by the Advisors, which are responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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
Results of Operations
Operating results for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	For The Three Months Ended March 31,
	2017	2016
Total investment income	$1,503	$87
Net expenses	(412)	65
Net investment income	1,915	22
Net change in unrealized appreciation (depreciation) on investment	1,218	(10)
Net increase in net assets resulting from operations	$3,133	$12
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2017 and 2016.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2017 and 2016 (in thousands):

	For The Three Months Ended March 31,
	2017	2016
Administrative services	$4	$4
Related party reimbursements	87	84
Trustees fees	1	—
Professional services fees	84	49
Offering expenses	395	3
Organization expenses	—	94
Other expenses	50	4
Total operating expenses	621	238
Less: Expense support from related parties	(1,033)	(173)
Net expenses	$(412)	$65
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
Beginning in the first calendar quarter after the close of the Company's Public Offering, the Company will incur an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the dealer manager of the Company's Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component will accrue daily and will be recorded on the statement of operations. The Shareholder Servicing Component will be computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares, and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company's shareholders that are not receiving shareholder services from an eligible participating broker-dealer. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares.

The composition of our administrative and professional services fees for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	For The Three Months Ended March 31,
	2017	2016
Accounting services	$2	$2
Administration services	2	2
Total administrative services	$4	$4

Audit expense	$26	$26
Compliance officer fees	3	6
Legal fees	53	15
Tax services	2	2
Total professional services fees	$84	$49
Net Realized Gain (Loss)
For the three months ended March 31, 2017 and 2016, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on our investment.
Changes in Unrealized Appreciation (Depreciation) on Investment
For the three months ended March 31, 2017, the total net change in unrealized appreciation on our investment in the Master Fund was $1.2 million. For the three months ended March 31, 2016, the total net change in unrealized depreciation on our investment in the Master Fund was less than $0.1 million.
Cash Flows for the Three Months Ended March 31, 2017 and 2016
For the three months ended March 31, 2017, net cash used in operating activities was $45.5 million. Cash flows used in operating activities for the three months ended March 31, 2017 was primarily due to the Company's investment in the Master Fund. For the there months ended March 31, 2016, net cash used in operating activities was $12.6 million. Cash flows used in operating operating activities for the three months ended March 31, 2016 was primarily due to the Company's investment in the Master Fund.
Net cash provided by financing activities was $45.1 million during the three months ended March 31, 2017, primarily represented by proceeds from issuance of Common Shares of $46.4 million. Net cash provided by financing activities was $14.8 million during the three months ended March 31, 2016, primarily represented by proceeds from issuance of Common Shares of $14.9 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares (until the end of our Public Offering), (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from the Advisors pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in Master Fund common shares, (ii) payment of operating expenses, (iii) cash distributions to our shareholders (iv) payment of the DSS Fee and (v) periodic repurchases of our Common Shares pursuant to our share repurchase program. We do not intend to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital is invested in Master Fund common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of March 31, 2017 and December 31, 2016.
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
Distribution and Shareholder Servicing Fee
Beginning in the second calendar quarter after the close of the Company's Public Offering, the Company will commence quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse the Dealer Manager of the Company's Public Offering, for costs incurred by participating broker-dealers and investment representatives for services related to (i) the Distribution Services Component and (ii) the Shareholder Services Component. Beginning in the first calendar quarter after the close of the Company's Public Offering, the Shareholder Services Component will be recognized as an expense on the Company's statement of operations as the services are provided, and the Company has allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this component.  As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discounted rate equal to a five-year risk free interest rate.  The Company records a liability equal to the estimated present value of the Distribution Services Component, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets. The table below reconciles the change in the Due to Dealer Manager from January 1, 2017 to March 31, 2017 (in thousands):

2017
Balance as of January 1,	$2,300
Accretion of discount (1)	16
Incremental charge to paid-in-capital (2)	1,068
Payments	—
Balance as of March 31,	$3,384
______________________

(1)	As the present value discount of the Distribution Services Component is accreted it is recorded as interest expense and included in other expenses.

(2)	Incremental charge to paid-in-capital is the result of incremental equity share sales and changes in assumptions employed in estimating future cash payments.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2017. The declared distribution rates per Share for the period after March 31, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
April 4, 11, 18, 25	April 26	$0.01225
May 2, 9, 16, 23, 30	May 31	0.01213
Obligation to Pay the Distribution Services Component of the Distribution and Shareholder Servicing Fee
The Distribution Services Component of the DSS Fee represents reimbursement to the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for the distribution of our Common Shares. (See Note 2: Significant Accounting Policies - Distribution and Shareholder Servicing Fees regarding the obligation to pay the Distribution Services Component.) The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by us or the Dealer Manager. The table below presents the expected schedule of future payments of the Distribution Services Component of the DSS Fee (in thousands):

	March 31, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,610	$497	$1,706	$1,407	$—

Related Party Agreements and Transactions
We have entered into agreements with the Advisor, and certain of its affiliates, and GPIM whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative services, expense support, organization and offerings costs incurred on our behalf and (iii) compensate for capital market services in connection with the marketing and distribution of our Shares. See Note 4. Related Party Agreements and Transactions for a discussion of related party agreements and transactions and expense reimbursement agreements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2017, 92.4% of the Master Fund's debt investments, or $304.7 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of March 31, 2017, the following table presents the approximate annualized increase (decrease) in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares and that changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders, including us:

Net Increase
Basis Points (bps) Increase	per Share
+50 bps	$0.04
+100 bps	0.09
+150 bps	0.14
+200 bps	0.18

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 15, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2017, there have been no material changes from the risk factors set forth in our form 10-K dated and filed with the SEC on April 17, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	—	—	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	9,718	$9.29	9,718	—
Total	9,718		9,718	—
______________________

(1)
The maximum number of shares available for repurchase on March 3, 2017 was 136,060. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND 2016 T

Date:	May 15, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this Report.

3.1
Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 10-Q (File No. 814-01091) filed on November 14, 2016)

10.2
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 A, Carey Credit Income Fund, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.3
Escrow Agreement by and between the Registrant, UMB Bank N.A. and Carey Financial LLC. (Incorporated by reference to Exhibit 99(k)(1) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 28, 2015.)

10.4
Second Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.6
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed as Post Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on August 3, 2015.)

10.7
Form of Organization and Offering Expense Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

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

14.2
Code of Ethics of Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(r)(2) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.3
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(r)(3) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended March 31, 2017. (Filed herewith.)