Form 10-Q
period 2017-06-30
Carey Credit Income Fund 2016 T
filed 2017-08-14
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 4, 2017 was 17,427,128.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investment in Carey Credit Income Fund (18,766,231 shares purchased at a cost of $155,453 and 13,104,774 shares purchased at a cost of $107,184, respectively)	$160,394	$111,030
Cash	124	1,313
Due from Advisors	532	598
Deferred offering costs	715	854
Dividend income receivable	718	—
Other assets	—	4
Total assets	162,483	113,799

Liabilities
Accounts payable, accrued expenses and other liabilities	$50	$87
Accrued professional services fees	233	42
Due to Advisors	39	24
Accrued offering expenses	—	193
Due to Dealer Manager	3,528	2,300
Total liabilities	3,850	2,646
Commitments and contingencies (Note 4. Related party agreements and transactions)
Net Assets	$158,633	$111,153

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,382,710 and 12,205,783 Common Shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$17	$12
Paid-in-capital in excess of par value	154,928	107,638
Distributions in excess of net investment income	(1,253)	(343)
Net unrealized appreciation on investment	4,941	3,846
Total net assets	$158,633	$111,153
Net asset value per Common Share	$9.13	$9.11
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Dividends from investment in Carey Credit Income Fund	$2,301	$—	$3,805	$87
Total investment income	2,301	—	3,805	87

Operating Expenses (1)
Administrative services	4	4	8	8
Related party reimbursements	97	75	184	159
Trustees fees	1	—	1	—
Professional services fees	169	28	254	77
Offering expenses	481	41	876	44
Organization expenses	—	—	—	94
Printing and mailing expenses	10	22	25	22
Other expenses	50	8	86	11
Total operating expenses	812	178	1,434	415
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(748)	(711)	(1,781)	(884)
Net expenses	64	(533)	(347)	(469)
Net investment income	2,237	533	4,152	556

Unrealized appreciation (depreciation) from investment in Carey Credit Income Fund
Net change in unrealized appreciation (depreciation) on investment	(124)	674	1,095	664
Total unrealized appreciation (depreciation)	(124)	674	1,095	664
Net increase in net assets resulting from operations	$2,113	$1,207	$5,247	$1,220

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.15	$0.26	$0.26
Earnings per Common Share - basic and diluted	$0.12	$0.34	$0.33	$0.57
Weighted average Common Shares outstanding - basic and diluted	17,315,662	3,518,603	15,941,443	2,133,727
Distributions per Common Share	$0.16	$0.16	$0.32	$0.33
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share amounts)

	Six Months Ended June 30,
	2017	2016
Operations
Net investment income	$4,152	$556
Net change in unrealized appreciation	1,095	664
Net increase in net assets resulting from operations	5,247	1,220
Shareholder distributions:
Distributions from net investment income	(4,152)	(556)
Distributions in excess of net investment income	(910)	(134)
Net decrease in net assets from shareholder distributions	(5,062)	(690)
Capital share transactions:
Issuance of Common Shares	46,390	42,970
Reinvestment of shareholders distributions	2,424	356
Repurchase of Common Shares	(329)	—
Distribution services charge	(1,190)	—
Net increase in net assets resulting from capital share transactions	47,295	43,326
Total increase in net assets	47,480	43,856
Net assets at beginning of period	111,153	2,161
Net assets at end of period	$158,633	$46,017

Capital share activity:
Shares outstanding at the beginning of the period	12,205,783	248,877
Common Shares issued from subscriptions	4,951,760	4,886,398
Common Shares issued from reinvestment of distributions	260,928	40,263
Common Shares repurchased	(35,761)	—
Shares outstanding at the end of the period	17,382,710	5,175,538
Distribution in excess of net investment income at end of period	$(1,253)	$(135)
See Unaudited Notes to Financial Statements.

CAREY CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$5,247	$1,220
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments in Carey Credit Income Fund	(48,269)	(42,714)
Net change in unrealized depreciation on investment	(1,095)	(664)
(Increase) decrease in operating assets:
Due from Advisors	66	(409)
Deferred offering costs	139	(309)
Dividend income receivable	(718)	33
Other assets	4	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(37)	18
Accrued professional services fees	191	11
Due to Advisors	15	(2)
Accrued offering expenses	(193)	151
Due to Dealer Manager	38	—
Net cash used in operating activities	(44,612)	(42,665)

Financing activities
Issuance of Common Shares	$46,390	$42,970
Distributions paid	(2,638)	(334)
Repurchase of Common Shares	(329)	—
Net cash provided by financing activities	43,423	42,636

Net decrease in cash	(1,189)	(29)
Cash, beginning of period	1,313	41
Cash, end of period	$124	$12
Supplemental information and non-cash financing activities:
Distributions reinvested	$2,424	$356
Due to Dealer Manager	$1,190	$—
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
Between July 24, 2015 and April 28, 2017, the Company was offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to 104,712,041 Common Shares (the “Public Offering”). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. On April 28, 2017, the Company's Public Offering was terminated.The Company may continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its distribution reinvestment program, subject to the availability of surplus cash available for investment (see Note 5. Common Shares). As of June 30, 2017, the Company owned 64.5% of the Master Fund's outstanding common shares.
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
Valuation of Investments
The Company invests substantially all of its equity capital in the purchase of the Master Fund's common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund's

Notes to Financial Statements (Unaudited)

common shares as the Master Fund's net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company. The Company has implemented Accounting Standards Update ("ASU") 2015-07, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.
Transactions with the Master Fund
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
Distribution and Shareholder Servicing Fees
Beginning in the second calendar quarter after the close of the Company's Public Offering, the Company will commence quarterly payments of the distribution and shareholder servicing fee (the "DSS Fee") at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse the Dealer Manager of the Company's Public Offering, for costs incurred by participating broker-dealers and investment representatives for (i) distribution of the Company's Common Shares (the "Distribution Services Component") and (ii) providing ongoing shareholder services (the "Shareholder Services Component"). Beginning in the first calendar quarter after the close of the Company's Public Offering, the Shareholder Services Component will be recognized as an expense on the Company's statement of operations as the services are provided, and the Company has allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this component. As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016.  The Company records a liability equal to the estimated present value of the Distribution Services Component payments, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets.
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
During the three and six months ended June 30, 2017, $0.1 million and $1.2 million, respectively, of DSS Fees were charged to “Paid-in-capital in excess of par value” and less than $0.1 million and less than $0.1 million, respectively, were charged to interest expense, included in other expenses, for the accretion of the present value discount. As of June 30, 2017 the Company had recognized a liability to the Dealer Manager of $3.5 million, representing the present value of all future payments of the Distribution Services Component, or $3.7 million discounted at a rate of 1.93%. The following table presents the timing of future payments of the estimated $3.7 million (in thousands):

	June 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,684	$745	$1,701	$1,238	$—

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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Carey Credit Income Fund	June 30, 2017	18,766	16,938	$155,453	$160,394	101.1%
Carey Credit Income Fund	December 31, 2016	13,105	5,860	$107,184	$111,030	99.9%
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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to the Administrator upon the vote of the Company's independent trustees, or (ii) by the Administrator upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board of Trustees and the Company's Independent Trustees.
On May 11, 2017, the Company's Board of Trustees, including all of the Independent Trustees, approved the renewal of the Administrative Services Agreement.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into the Dealer Manager Agreement with the Dealer Manager and the Master Fund. Under the terms of the Dealer Manager Agreement, the Dealer Manager is to act on a best efforts basis as the exclusive dealer manager for (i) the Company's Public Offering and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of the Dealer Manager pursuant to the terms of the Dealer Manager Agreement. The Dealer Manager Agreement may be terminated by the Company or the Dealer Manager upon 60 calender days' written notice to the other party. In the event that the Company or the Dealer Manager terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Beginning in the third quarter of 2017, the Company will initiate quarterly DSS Fee payments to reimburse the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for providing distribution and shareholder services. The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by the Company or the Dealer Manager.
On June 15, 2017, the Board of Directors of WPC approved a plan to exit all non-traded retail fundraising activities carried out by the Dealer Manager, its wholly-owned broker-dealer subsidiary, effective June 30, 2017, in keeping with WPC’s long-term strategy of focusing exclusively on net lease investing for its balance sheet. The Company, the Master Fund, and any other affiliated feeder funds are within the scope of WPC's plan to exit all non-retail fundraising activities.
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
As of June 30, 2017, the Advisors have incurred organization and offering costs on behalf of the Company, net of reimbursements received from the Company, in the approximate amount of $0.8 million. Under the terms of the O&O Agreement,

Notes to Financial Statements (Unaudited)

the Company is no longer obligated to reimburse the Advisors for these organization and offering expenses after the close of the Public Offering on April 28, 2017.
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
The Company or the Advisors may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the investment advisory agreement with the Advisor, or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by the Advisors and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Month Ended	Expense Support from Advisors (3)	Expense Support Reimbursement to Advisors	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$11	NM	NM	$0.00000	July 31, 2018
August 2015	32	—	32	NM	NM	$0.33436	August 31, 2018
September 2015	30	—	30	NM	NM	$0.66872	September 30, 2018
October 2015	30	—	30	135.82%	1.75%	$0.66872	October 31, 2018
November 2015	33	—	33	9.29%	1.75%	$0.66872	November 30, 2018
December 2015	(19)	—	(19)	0.47%	1.75%	$0.66872	December 31, 2018
January 2016	44	—	44	0.97%	1.75%	$0.66872	January 31, 2019
February 2016	56	—	56	0.52%	1.75%	$0.66872	February 28, 2019
March 2016	73	—	73	0.72%	1.75%	$0.64792	March 31, 2019
April 2016	164	—	164	0.20%	1.75%	$0.65520	April 30, 2019
May 2016	267	—	267	0.15%	1.75%	$0.65520	May 31, 2019
June 2016	280	—	280	0.12%	1.75%	$0.65520	June 30, 2019
July 2016	330	—	330	0.10%	1.75%	$0.65520	July 31, 2019
August 2016	80	—	80	0.08%	1.75%	$0.65520	August 31, 2019
September 2016	(670)	—	(670)	0.06%	1.65%	$0.65520	September 30, 2019
October 2016	507	—	507	0.05%	1.43%	$0.65520	October 31, 2019
November 2016	693	—	693	0.04%	1.25%	$0.65520	November 30, 2019
December 2016	254	—	254	0.03%	1.10%	$0.64480	December 31, 2019
January 2017	424	—	424	0.06%	0.66%	$0.64480	January 31, 2020
February 2017	260	—	260	0.05%	0.60%	$0.64480	February 28, 2020
March 2017	348	—	348	0.06%	0.65%	$0.64480	March 31, 2020
April 2017	178	—	178	0.04%	0.61%	$0.63700	April 30, 2020
May 2017	254	—	254	0.04%	0.58%	$0.63076	May 31, 2020
June 2017	316	—	316	0.13%	0.75%	$0.63076	June 30, 2020
Total	$3,975	$—	$3,975
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

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2017 and 2016
The following table presents the related party fees, expenses, and transactions for the three and six months ended June 30, 2017 and 2016; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

Notes to Financial Statements (Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
Advisor	Administrative Services Agreement - expense reimbursement	$97	$75	$184	$159
Dealer Manager	Dealer Manager Agreement - sales commissions and dealer manager fees	$—	$1,213	$2,311	$1,941
Dealer Manager	Dealer Manager Agreement - DSS Fee (Distribution Services Component only)	$144	$—	$1,228	$—
Advisors	O&O Agreement - organization expenses reimbursements	$—	$234	$—	$447
Advisors	O&O Agreement - offering expenses reimbursements	$—	$—	$738	$—
Advisors	Expense Support Agreement - expense support from related parties	$748	$711	$1,781	$884
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. For the six months ended June 30, 2017, the public offering price of the Company's Common Shares ranged from a low of $9.90 per Common Share to a high of $9.95 per Common Share. For the six months ended June 30, 2016, the public offering price of the Company's Common Shares ranged from a low of $9.25 per Common Share to a high of $9.55 per Common Share. The Company's Public Offering was terminated on April 28, 2017.
The following table summarizes the total Common Shares issued, before share repurchase activity, and proceeds received in connection with the Company's Public Offering for (i) the six months ended June 30, 2017 and (ii) the period commencing on July 24, 2015 (inception) and ending June 30, 2017 (in thousands, except share and per share amounts):

	Six Months Ended June 30, 2017		Inception through June 30, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from offering	4,951,760	$49,197	16,970,404	$164,194
Commissions paid outside escrow	—	(496)	—	(1,924)
Dealer Manager fees and commissions	—	(2,311)	—	(7,462)
Net proceeds to the Company	4,951,760	46,390	16,970,404	154,808
Reinvestment of distributions	260,928	2,424	448,666	4,141
Net proceeds from offering	5,212,688	$48,814	17,419,070	$158,949
Average net proceeds per Common Share	$9.36		$9.12

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the share repurchases completed during the six months ended June 30, 2017 (dollars in thousands):

Repurchase/ Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2017:
March 3, 2017	136,060	9,718	$90	7.1%	$9.29
June 19, 2017	221,543	26,043	$239	11.8%	$9.17
Total	357,603	35,761	$329	10.0%
Note 6. Distributions
The following table presents the cash distributions per Common Share per week that the Company paid on its Common Shares during the six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Total Distribution (including Reinvested Distributions)
Six Months Ended June 30, 2017
January 3, 10, 17, 24, 31	February 1	$0.01240	$0.06200	$798
February 7, 14, 21, 28	March 1	0.01240	0.04960	721
March 7, 14, 21, 28	March 29	0.01240	0.04960	804
April 4, 11, 18, 25	April 26	0.01225	0.04900	846
May 2, 9, 16, 23, 30	May 31	0.01213	0.06065	1,050
June 6, 13, 20, 27	June 28	0.01213	0.04852	843
Total			$0.31937	$5,062
Six Months Ended June 30, 2016:
January 5, 12, 19, 26	January 27	$0.01286	$0.05144	$16
February 2, 9, 16, 23	February 24	0.01286	0.05144	29
March 1, 8, 15, 22, 29	March 30	0.01246	0.06230	75
April 5, 12, 19, 26	April 27	0.01260	0.05040	120
May 3, 10, 17, 24, 31	June 1	0.01260	0.06300	224
June 7, 14, 21, 28	June 29	0.01260	0.05040	226
Total			$0.32898	$690
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings per Common Share) for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$2,113	$1,207	$5,247	$1,220
Weighted average Common Shares outstanding - basic and diluted	17,315,662	3,518,603	15,941,443	2,133,727
Earnings per Common Share - basic and diluted (1)	$0.12	$0.34	$0.33	$0.57
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent during the period because there were no Common Share equivalents outstanding in the period.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$9.11	$8.68
Net investment income (1)	0.26	0.26
Net unrealized gains (2)	0.08	0.20
Net increase resulting from operations	0.34	0.46
Distributions to common shareholders
Distributions from net investment income (3)	(0.26)	(0.26)
Distributions in excess of net investment income (3)	(0.06)	(0.07)
Net decrease resulting from distributions	(0.32)	(0.33)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.07	0.08
Distribution services charge (9)	(0.07)	—
Net increase in net assets resulting from Capital Share transactions	—	0.08
Net asset value, end of period	$9.13	$8.89

INVESTMENT RETURNS
Total investment return-net price (5)	1.21%	5.86%
Total Investment return-net asset value(6)	3.70%	6.27%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts and ratios)
Net assets, end of period	$158,633	$46,017
Average net assets (7)	$143,819	$19,661
Common Shares outstanding, end of period	17,382,710	5,175,538
Weighted average Common Shares outstanding	15,941,443	2,133,727
Ratios-to-average net assets:(7)(8)
Total expenses	1.00%	2.11%
Effect of expense reimbursement from Advisors	(1.24)%	(4.50)%
Net expenses	(0.24)%	(2.39)%
Net investment income	2.89%	2.82%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Note 9. Subsequent Events
In connection with the recent announcement by WPC, the parent of our Advisor, of its decision to exit retail fundraising and to focus on its core real estate business, the Advisor has decided to resign as investment advisor to the Master Fund. At a Board Meeting held on August 10, 2017 (the “Board Meeting”), the Master Fund’s Board of Trustees (the “Board”) accepted the resignation of the Advisor as the Master Fund’s investment advisor (the “Advisor Resignation”) to become effective on September 11, 2017 (the “Advisor Resignation Date”) and appointed GPIM as the Master Fund’s interim advisor to become effective on the Advisor Resignation Date (the “Interim Advisor Appointment”). In connection with the Advisor Resignation and the Interim Advisor Appointment, the Board terminated the Investment Sub-Advisory Agreement with GPIM, approved Expense Support and Conditional Reimbursement Agreements with GPIM, and approved Organization and Offering Expense Reimbursement Agreements with GPIM, each to become effective on the Advisor Resignation Date. The Master Fund’s Board, including all of the Independent Trustees, approved a new investment advisory agreement with GPIM (the “New Advisory Agreement”) to become effective upon approval by a majority of the Master Fund’s outstanding common shares (as defined in the 1940 Act). The Interim Advisor Appointment will terminate upon the earlier to occur of (i) 150 days from the Advisor Resignation Date or (ii) the date Master Fund shareholders approve the New Advisory Agreement. At the Board Meeting, the Board set a shareholder meeting date of October 13, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of the New Advisory Agreement. At the Board Meeting, the Master Fund’s Board of Trustees also accepted the resignation of Carey Credit Advisors LLC as the Master Fund’s (and each Feeder Fund’s) administrator to become effective on the Advisor Resignation Date and appointed GPIM as the Master Fund’s (and each Feeder Fund’s) new administrator to become effective on the Advisor Resignation Date. At the Board Meeting, the Master Fund’s Board of Trustees also approved the assignment of the Dealer Manager Agreement from the Dealer Manager to Guggenheim Funds Distributors, LLC effective immediately.
In making the Interim Advisor Appointment and approving the New Advisory Agreement, the Board of Trustees, including all of the Independent Trustees, considered a number of factors, including, but not limited to: (i) the Master Fund's and GPIM's performance; (ii) the ability of GPIM to maintain continuity in the investment advisory services that have been provided by the Advisor and GPIM to the Master Fund, including GPIM's expectation that the key personnel of the Advisor who currently provide services to the Master Fund (and the Feeder Funds) will continue to provide those services as employees of GPIM after the Advisor Resignation Date; (iii) GPIM’s representations that it intends to provide the same or greater scope and quality of investment advisory services to the Master Fund that it and the Advisor currently provide; (iv) the estimated fees and expenses of the Master Fund (and, as relevant, the Feeder Funds), including a lower annual management fee of 1.75% of the Master Fund’s average gross assets and continued expense support by GPIM with respect to the Feeder Funds' distributions to shareholders; and (v) GPIM's

Notes to Financial Statements (Unaudited)

longer-term business goals with regard to the business and operations of the Master Fund and Feeder Funds. The Board also considered that the Funds' shareholders will not bear any costs associated with the Interim Advisor Appointment and the proposal to shareholders to approve the New Advisory Agreement. Additional information about the Board's considerations will be provided in the Master Fund's proxy materials that will be distributed in connection with the shareholder meeting to consider the approval of the New Advisory Agreement.

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
Public Offering Wrap-up
Our Public Offering commenced on July 24, 2015 and closed on April 28, 2017. Over the course of the 21-month offering period, we raised $164.2 million in gross proceeds, resulting in net proceeds of $154.8 million for investment in the Master Fund. At the commencement of the Public Offering, the initial public offer price was $9.55 per Share ($9.00 net price per Share after sales load); near the conclusion of the Public Offering, the public offering price was $9.95 per Share ($9.38 net price per Share after sale load). As of June 30, 2017, we have invested $155.5 million in the Master Fund, including the proceeds from distribution reinvestment program.
We reimbursed the Advisors for organization and offering expenses equivalent to 1.3% of gross proceeds of $164.2 million, or $2.1 million, throughout the life of the Public Offering.
With the completion of the Public Offering, the DSS Fee payment will commence in the third quarter of 2017 as follows: over each twelve month period the DSS Fee payment may not exceed $1.4 million, or 0.9% of $154.8 million in net proceeds from our Public Offering of Common Shares. The total of all DSS Fee payments over our remaining life will not exceed $5.8 million, or 3.6% of the gross proceeds from our Public Offering.
Results of Operations
Operating results for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$2,301	$—	$3,805	$87
Net expenses	64	(533)	(347)	(469)
Net investment income	2,237	533	4,152	556
Net change in unrealized appreciation (depreciation) on investment	(124)	674	1,095	664
Net increase in net assets resulting from operations	$2,113	$1,207	$5,247	$1,220
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2017 and 2016, respectively.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Administrative services	$4	$4	$8	$8
Related party reimbursements	97	75	184	159
Trustees fees	1	—	1	—
Professional services fees	169	28	254	77
Offering expenses	481	41	876	44
Organization expenses	—	—	—	94
Printing and mailing expenses	10	22	25	22
Other expenses	50	8	86	11
Total operating expenses	812	178	1,434	415
Less: Expense support from related parties	(748)	(711)	(1,781)	(884)
Net expenses	$64	$(533)	$(347)	$(469)

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
Beginning on July 1, 2017, the Company will incur an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the dealer manager of the Company's Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component will accrue daily and will be recorded on the statement of operations. The Shareholder Servicing Component will be computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares, and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company's shareholders that are not receiving shareholder services from an eligible participating broker-dealer. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares.
Beginning in the third quarter of 2017, the Company will initiate quarterly DSS Fee payments to reimburse the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for providing distribution and shareholder services. The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by the Company or the Dealer Manager.
The composition of our administrative and professional services fees for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
Accounting services	$2	$2	$4	$4
Administration services	2	2	4	4
Total administrative services	$4	$4	$8	$8

Audit expense	$26	$26	$52	$52
Compliance officer fees	3	5	7	11
Legal fees	138	(5)	191	10
Tax services	2	2	4	4
Total professional services fees	$169	$28	$254	$77
Net Realized Gain (Loss)
For the three and six months ended June 30, 2017 and 2016, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on our investment.
Changes in Unrealized Appreciation (Depreciation) on Investment
For the three and six months ended June 30, 2017, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(0.1) million and $1.1 million, respectively. For the three and six months ended June 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $0.7 million and $0.7 million, respectively.
Cash Flows for the Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017, net cash used in operating activities was $44.6 million. Cash flows used in operating activities for the six months ended June 30, 2017 was primarily due to the Company's investment in the Master Fund. For the six months ended June 30, 2016, net cash used in operating activities was $42.7 million. Cash flows used in operating operating activities for the three months ended June 30, 2016 was primarily due to the Company's investment in the Master Fund.
Net cash provided by financing activities was $43.4 million during the six months ended June 30, 2017, primarily represented by proceeds from issuance of Common Shares of $46.4 million. Net cash provided by financing activities was $42.6 million during the six months ended June 30, 2016, primarily represented by proceeds from issuance of Common Shares of $43.0 million.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of June 30, 2017 and December 31, 2016.
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
Distribution and Shareholder Servicing Fee
Beginning in the second calendar quarter after the close of the Company's Public Offering, the Company will commence quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse the Dealer Manager of the Company's Public Offering, for costs incurred by participating broker-dealers and investment representatives for services related to (i) the Distribution Services Component and (ii) the Shareholder Services Component. Beginning in the first calendar quarter after the close of the Company's Public Offering, the Shareholder Services Component will be recognized as an expense on the Company's statement of operations as the services are provided, and the Company has allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this component.  As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016.  The Company records a liability equal to the estimated present value of the Distribution Services Component, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets. The table below reconciles the change in the Due to Dealer Manager from January 1, 2017 to June 30, 2017 (in thousands):

2017
Balance as of January 1,	$2,300
Accretion of discount (1)	38
Incremental charge to paid-in-capital (2)	1,190
Payments	—
Balance as of June 30,	$3,528
______________________

(1)	As the present value discount of the Distribution Services Component is accreted it is recorded as interest expense and included in other expenses.

(2)	Incremental charge to paid-in-capital is the result of incremental equity share sales and changes in assumptions employed in estimating future cash payments.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2017. The declared distribution rates per Share for the period after June 30, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
July 25	July 26	$0.04852
August 29	August 30	0.06065
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

	June 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,684	$745	$1,701	$1,238	$—
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
Reimbursement to the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the Independent Trustees Committee of our Board of Trustees. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2017, 90.4% of the Master Fund's debt investments, or $339.7 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of June 30, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares, and (iv) that changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders, including us:

Net Increase
Basis Points (bps) Increase	per Share
+50 bps	$0.03
+100 bps	0.07
+150 bps	0.10
+200 bps	0.14

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 14, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2017, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated April 17, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	—	—	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	26,043	$9.17	26,043	—
Total	26,043		26,043	—

(1)
The maximum number of shares available for repurchase on June 19, 2017 was 221,543. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
On May 30, 2017, we reported that Mr. Mark M. Goldberg informed WPC of his intended resignation, effective as of July 10, 2017, from his positions with (i) WPC, the ultimate parent of the Advisor to the Master Fund, (ii) President of the Company, the Master Fund and each of the other feeder funds, and (iii) President of Carey Credit Advisors, to pursue other interests. The effective resignation date was subsequently revised to June 19, 2017. As of August 4, 2017, our President position was vacant.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAREY CREDIT INCOME FUND 2016 T

Date:	August 14, 2017	By:	/s/ Mark J. DeCesaris
MARK J. DECESARIS
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2017	By:	/s/ Paul S. Saint-Pierre
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Carey Credit Income Fund for the quarterly period ended June 30, 2017. (Filed herewith.)