Form 10-Q
period 2017-09-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2017-11-09
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01094
GUGGENHEIM CREDIT INCOME FUND 2016 T
Formerly CAREY CREDIT INCOME FUND 2016 T
(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 739-0700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 1, 2017 was 17,456,860.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on April 17, 2017. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2016, that was filed on April 17, 2017. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Guggenheim Credit Income Fund 2016 T, formerly known as Carey Credit Income Fund 2016 T. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investment in Guggenheim Credit Income Fund (18,835,670 shares purchased at a cost of $156,091 and 13,104,774 shares purchased at a cost of $107,184, respectively)	$161,126	$111,030
Cash	1,003	1,313
Due from Advisors	—	598
Deferred offering costs	345	854
Other assets	—	4
Total assets	162,474	113,799

Liabilities
Accounts payable, accrued expenses and other liabilities	$35	$87
Accrued professional services fees	191	42
Due to Advisors	43	24
Accrued offering expenses	—	193
Due to Dealer Manager	3,705	2,300
Total liabilities	3,974	2,646
Commitments and contingencies (Note 4. Related party agreements and transactions)
Net Assets	$158,500	$111,153

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,407,514 and 12,205,783 Common Shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$17	$12
Paid-in-capital in excess of par value	155,084	107,638
Distributions in excess of net investment income	(1,682)	(343)
Net unrealized appreciation on investment	5,035	3,846
Accumulated undistributed net realized gain	46	—
Total net assets	$158,500	$111,153
Net asset value per Common Share	$9.11	$9.11
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income
Dividends from investment in Guggenheim Credit Income Fund	$2,968	$1,539	$6,773	$1,626
Total investment income	2,968	1,539	6,773	1,626

Operating Expenses (1)
Administrative services	4	4	12	12
Related party reimbursements	81	61	265	220
Trustees fees	1	3	2	3
Professional services fees	9	53	263	130
Offering expenses	371	137	1,247	181
Organization expenses	—	—	—	94
Printing and mailing expenses	(1)	18	23	40
Shareholder servicing component expenses	97	—	97	—
Other expenses	46	11	133	22
Total operating expenses	608	287	2,042	702
Reimbursement of expense support	44	—	44	—
Less: Expense support to (from) related parties (See Note 4. Related Party Agreements and Transactions)	(2)	261	(1,783)	(623)
Net expenses	650	548	303	79
Net investment income	2,318	991	6,470	1,547

Realized and unrealized gain:
Net realized gain on investment Guggenheim Credit Income Fund	46	—	46	—
Net change in unrealized appreciation on investment	94	1,422	1,189	2,086
Net realized and unrealized gains	140	1,422	1,235	2,086
Net increase in net assets resulting from operations	$2,458	$2,413	$7,705	$3,633

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.14	$0.39	$0.41
Earnings per Common Share - basic and diluted	$0.14	$0.35	$0.47	$0.97
Weighted average Common Shares outstanding - basic and diluted	17,432,402	6,956,110	16,443,891	3,752,921
Distributions per Common Share	$0.16	$0.16	$0.48	$0.49
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share amounts)

	Nine Months Ended September 30,
	2017	2016
Operations:
Net investment income	$6,470	$1,547
Net realized gain on investment	46	—
Net change in unrealized appreciation	1,189	2,086
Net increase in net assets resulting from operations	7,705	3,633
Shareholder distributions:
Distributions from net investment income	(6,470)	(1,547)
Distributions in excess of net investment income	(1,340)	(272)
Net decrease in net assets from shareholder distributions	(7,810)	(1,819)
Capital share transactions:
Issuance of Common Shares	46,390	76,071
Reinvestment of shareholders distributions	3,732	910
Repurchase of Common Shares	(1,417)	(5)
Distribution services charge	(1,253)	—
Net increase in net assets resulting from capital share transactions	47,452	76,976
Total increase in net assets	47,347	78,790
Net assets at beginning of period	111,153	2,161
Net assets at end of period	$158,500	$80,951

Capital share activity:
Common Shares outstanding at the beginning of the period	12,205,783	248,877
Common Shares issued from subscriptions	4,951,760	8,520,476
Common Shares issued from reinvestment of distributions	404,899	100,738
Common Shares repurchased	(154,928)	(600)
Common Shares outstanding at the end of the period	17,407,514	8,869,491
Distribution in excess of net investment income at end of period	$(1,682)	$(273)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net increase in net assets resulting from operations	$7,705	$3,633
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchase of investments in Guggenheim Credit Income Fund	(49,417)	(75,661)
Sale of investments in Guggenheim Credit Income Fund	556	—
Net realized gain on investment	(46)	—
Net change in unrealized appreciation on investment	(1,189)	(2,086)
(Increase) decrease in operating assets:
Due from Advisors	598	—
Deferred offering costs	509	(646)
Dividend income receivable	—	33
Other assets	4	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(52)	28
Accrued professional services fees	149	19
Due to Advisors	19	452
Accrued offering expenses	(193)	172
Due to Dealer Manager	152	—
Net cash used in operating activities	(41,205)	(74,056)

Financing activities
Issuance of Common Shares	$46,390	$76,071
Distributions paid	(4,078)	(909)
Repurchase of Common Shares	(1,417)	(5)
Net cash provided by financing activities	40,895	75,157

Net increase (decrease) in cash	(310)	1,101
Cash, beginning of period	1,313	41
Cash, end of period	$1,003	$1,142
Supplemental information and non-cash financing activities:
Distributions reinvested	$3,732	$910
Due to Dealer Manager	$1,253	$—
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2016 T (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund"). The Company is a non-diversified closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund has elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. As of September 30, 2017, Guggenheim serves as investment advisor pursuant to an interim investment advisory agreement which commenced on September 11, 2017. The Master Fund's Board set a shareholder meeting date of October 20, 2017 and a record date of August 25, 2017 for Master Fund shareholders to consider the approval of a new investment advisory agreement between Guggenheim and the Master Fund.
Between July 24, 2015 and April 28, 2017, the Company was offering and selling its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. On April 28, 2017, the Company's Public Offering was terminated, resulting in a gross capital raise of approximately $164 million from the sale and issuance of Common Shares in the the Public Offering. The Company may continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its distribution reinvestment program, subject to the availability of surplus cash available for investment (see Note 5. Common Shares). As of September 30, 2017, the Company owned 64.6% of the Master Fund's outstanding common shares.
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

Notes to Financial Statements (Unaudited)

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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are recognized as dividend income in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification to realized gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, the Master Fund shares. Realized gains and losses from the Company's transactions with the Master Fund are calculated on the specific share identification basis.
Organization and Offering Expenses
Organization expenses are expensed on the Company's statements of operations. Continuous offering expenses are capitalized monthly on the Company's statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company's statements of operations over a 12-month period.
Distribution and Shareholder Servicing Fees
Beginning in the fourth quarter of 2017 (the second calendar quarter after the close of the Company's Public Offering), the Company will commence quarterly payments of the distribution and shareholder servicing fee (the "DSS Fee") at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse Guggenheim Funds Distributors, LLC, a Delaware limited liability company (the "Dealer Manager" or "GFD"), an affiliate of Guggenheim, for costs incurred by selected dealers and investment representatives for (i) distribution of the Company's Common Shares (the "Distribution Services Component") and (ii) providing ongoing shareholder services (the "Shareholder Services Component"). Beginning in the third quarter of 2017 (the first calendar quarter after the close of the Company's Public Offering), the Company commenced recognition of the Shareholder Services Component as an expense on the Company's statements of operations as the services are provided. The Company has allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this Shareholder Services Component. As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016. The Company records a liability equal to the estimated present value of the Distribution Services Component payments, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets.
The quarterly payment of the DSS Fee is computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) $9.12 per share (the average net purchase price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares")), and (ii) the number of Common Shares outstanding on each day during the recording period, excluding (a) DRP Shares and (b) Shares owned by shareholders that are not recipients of ongoing shareholder services from eligible selected dealers. The Company will cease to pay the DSS Fee at the earlier of: (i) the date at which the second amended and restated dealer manager agreement (the "Dealer Manager Agreement") is terminated; (ii) the date at which the underwriting compensation from all sources, including the DSS Fee, any organization and offering fees paid to the Dealer Manager for underwriting, underwriting compensation, and shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs.

Notes to Financial Statements (Unaudited)

During the three and nine months ended September 30, 2017, $0.1 million and $1.3 million, respectively, of DSS Fees were charged to “Paid-in-capital in excess of par value”, $0.1 million and $0.1 million, respectively were charged to "Shareholder servicing component expenses" and less than $0.1 million and $0.1 million, respectively, were charged to interest expense, included in other expenses, for the accretion of the present value discount. As of September 30, 2017, the Company had recognized a liability to the Dealer Manager of $3.7 million, representing (i) the present value of all future payments of the Distribution Services Component, or $3.7 million discounted at a rate of 1.93% and (ii) the current period accrued portion of the Shareholder Services Component, or $0.1 million. The following table presents the timing of future payments of the estimated $3.7 million of the DSS Fee: Distribution Services Component (in thousands):

	September 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,747	$1,014	$1,684	$1,049	$—
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	September 30, 2017	18,836	17,582	$156,091	$161,126	101.7%
Guggenheim Credit Income Fund	December 31, 2016	13,105	5,860	$107,184	$111,030	99.9%
___________________

(1)	"Weighted average shares owned" of the Master Fund is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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

Notes to Financial Statements (Unaudited)

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
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend, or terminate the share repurchase program upon 30 days' notice.
Note 4. Related Party Agreements and Transactions
Of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Dina DiLorenzo, Senior Vice President, serve as executive officers of Guggenheim. The memberships of the Company's Board of Trustees (the "Company's Board" or "Board of Trustees") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund.
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf. The Company has also approved an assignment and assumption agreement with respect to the Dealer Manager Agreement. Pursuant to the assigned Dealer Manager Agreement, GFD receives DSS Fees payments from the Company and distributes collected DSS Fees to eligible selected dealers that have elected to receive DSS Fees.
Administrative Services Agreement
Prior to September 11, 2017, the Company was party to an amended and restated administrative services agreement with CCA (the "Prior Administrative Services Agreement") whereby CCA agreed to provide administrative services to the Company, including office facilities and equipment, and clerical, bookkeeping, and record-keeping services. More specifically, CCA, serving as the administrator (the "Prior Administrator"), performed and oversaw the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders, and filing reports with the SEC. In addition, the Prior Administrator assisted in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions, and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities, and personnel, the Company reimbursed the Prior Administrator the allocable portion of overhead and other expenses incurred by the Prior Administrator in performing its obligations under the Prior Administrative Services Agreement. On September 5, 2017 the Company entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator") agreed to provide administrative services, similar to those previously provided by CCA, commencing on September 11, 2017.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees, or (ii) by the Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect year to year if approved annually by a majority of the Company's Board and the Company's Independent Trustees.
Dealer Manager Agreement
On July 17, 2015, the Company initially entered into the Dealer Manager Agreement with Carey Financial, LLC ("Carey Financial") and the Master Fund. On August 10, 2017, Carey Financial assigned the Dealer Manager Agreement to GFD and the assignment and assumption agreement was approved by the Company's Board. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the administration of the Company's DSS Fee payments to selected dealers, and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. GFD does not receive any compensation to manage the Company's DSS Fees program and it is not entitled to retain any of the DSS Fees payments. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calender days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Beginning in the fourth quarter of 2017, the Company will initiate quarterly DSS Fee payments to reimburse GFD for costs incurred by selected dealers and investment representatives for providing distribution and shareholder services. The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by the Company or GFD.
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement"), with CCA and Guggenheim. Under the O&O Agreement, the Company reimbursed

Notes to Financial Statements (Unaudited)

CCA and Guggenheim for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses was conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement could not exceed actual expenses incurred by CCA and Guggenheim and their affiliates. The Advisors were ultimately responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceed 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. Under the terms of the O&O Agreement, the Company is no longer obligated to reimburse CCA and Guggenheim for unreimbursed offering expenses after the close of the Public Offering on April 28, 2017.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with CCA and Guggenheim executed on July 24, 2015, as amended (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) release CCA from all obligations to make further expense payments, (ii) terminate all of CCA's rights under the Expense Support Agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permit the Company the option to limit or reduce the reimbursement of expenses in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' expense support payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense support payments and solely eligible for reimbursement of prior periods' expense support payments.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement or the Prior Expense Support Agreement if (and only to the extent that), during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense support payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense support payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense support payment from the Advisors made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense support payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense support payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, a performance-based incentive fee, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
The Company or Guggenheim may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the investment advisory agreement with Guggenheim, or (ii) the Company's Board makes a determination to dissolve or liquidate the Company.
The specific amount of Guggenheim's expense support obligation is determined at the end of each month. Upon termination of the Expense Support Agreement by Guggenheim, they are required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of such agreement by either party. There can be no assurance that the Expense Support Agreement will remain in effect or that Guggenheim will reimburse any portion of the Company's expenses in future months.

Notes to Financial Statements (Unaudited)

The table below presents a summary of all monthly expenses supported by CCA and Guggenheim, the waived amounts in connection with CCA's termination of its rights to reimbursement of its expense support payment, and the associated dates through which such expenses are eligible for reimbursement by the Company (in thousands, except per share amounts):

Month Ended	Expense Support from CCA and Guggenheim(3)	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Ratio of Other Operating Expenses to Average Net Assets for the Period (1)	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
July 2015	$11	$—	$(11)	$—	NM	NM	$—	July 31, 2018
August 2015	32	(14)	(18)	—	NM	NM	$0.33436	August 31, 2018
September 2015	30	(15)	—	15	NM	NM	$0.66872	September 30, 2018
October 2015	30	(15)	—	15	135.82%	1.75%	$0.66872	October 31, 2018
November 2015	33	(16)	—	17	9.29%	1.75%	$0.66872	November 30, 2018
December 2015	(19)	10	—	(9)	0.47%	1.75%	$0.66872	December 31, 2018
January 2016	44	(22)	—	22	0.97%	1.75%	$0.66872	January 31, 2019
February 2016	56	(28)	—	28	0.52%	1.75%	$0.66872	February 28, 2019
March 2016	73	(37)	—	36	0.72%	1.75%	$0.64792	March 31, 2019
April 2016	164	(82)	—	82	0.20%	1.75%	$0.65520	April 30, 2019
May 2016	267	(133)	—	134	0.15%	1.75%	$0.65520	May 31, 2019
June 2016	280	(140)	—	140	0.12%	1.75%	$0.65520	June 30, 2019
July 2016	330	(165)	—	165	0.10%	1.75%	$0.65520	July 31, 2019
August 2016	80	(40)	—	40	0.08%	1.75%	$0.65520	August 31, 2019
September 2016	(670)	335	—	(335)	0.06%	1.65%	$0.65520	September 30, 2019
October 2016	507	(254)	—	253	0.05%	1.43%	$0.65520	October 31, 2019
November 2016	693	(347)	—	346	0.04%	1.25%	$0.65520	November 30, 2019
December 2016	254	(127)	—	127	0.03%	1.10%	$0.64480	December 31, 2019
January 2017	424	(212)	—	212	0.06%	0.66%	$0.64480	January 31, 2020
February 2017	260	(130)	—	130	0.05%	0.60%	$0.64480	February 28, 2020
March 2017	348	(174)	—	174	0.06%	0.65%	$0.64480	March 31, 2020
April 2017	178	(89)	—	89	0.04%	0.61%	$0.63700	April 30, 2020
May 2017	254	(127)	(15)	112	0.04%	0.58%	$0.63076	May 31, 2020
June 2017	316	(158)	—	158	0.13%	0.75%	$0.63076	June 30, 2020
July 2017	—	—	—	—	0.07%	0.76%	$0.63076	July 31, 2020
August 2017	—	—	—	—	0.07%	0.77%	$0.63076	August 31, 2020
September 2017	2	—	—	2	0.01%	0.70%	$0.63076	September 31, 2020
Total	$3,977	$(1,980)	$(44)	$1,953
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, an investment advisory fee, a performance-based incentive fee, financing fees and costs, and interest expense. "NM" means not measurable in these months due to the absence of a positive value for Average Net Assets.

(2)
"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expenses support payment obligation was incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any.

(3)
In December 2015 and September 2016, CCA and Guggenheim's year-to-date expense support obligation was reduced after adjusting for the Master Fund's periodic distributions to the Company and a decrease in estimated professional services fees in those same months.

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2017 and 2016
The following table presents the related party fees, expenses, and transactions for the three and nine months ended September 30, 2017 and 2016; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

Notes to Financial Statements (Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement & Description	2017	2016	2017	2016
CCA	Prior Administrative Services Agreement - expense reimbursement	$64	$61	$250	$220
Guggenheim	Administrative Services Agreement - expense reimbursement	$15	$—	$15	$—
Carey Financial	Dealer Manager Agreement - sales commissions and dealer manager fees	$—	$1,579	$2,311	$3,520
Dealer Manager	Dealer Manager Agreement - DSS Fee (Distribution Services Component only)	$80	$—	$1,308	$—
Dealer Manager	Dealer Manager Agreement - DSS Fee (Shareholder Services Component)	$97	$—	$97	$—
CCA & Guggenheim	O&O Agreement - organization expenses reimbursements	$—	$—	$—	$94
CCA & Guggenheim	O&O Agreement - offering expenses reimbursements	$—	$474	$738	$827
CCA & Guggenheim	Prior Expense Support Agreements - net expense support (to) from related parties	$(13)	$(261)	$1,768	$623
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$29	$—	$29	$—
Indemnification
The Administrative Services Agreement provides certain indemnification to the Administrator, its directors, officers, persons associated with the Administrator, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to the Dealer Manager, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2017, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. For the nine months ended September 30, 2017, the public offering price of the Company's Common Shares ranged from a low of $9.90 per Common Share to a high of $9.95 per Common Share when the Public Offering was terminated on April 28, 2017. For the nine months ended September 30, 2016, the public offering price of the Company's Common Shares ranged from a low of $9.25 per Common Share to a high of $9.80 per Common Share. The Company's Public Offering was terminated on April 28, 2017.
The following table summarizes the total Common Shares issued, before share repurchase activity, and proceeds received in connection with the Company's Public Offering for (i) the nine months ended September 30, 2017 and (ii) the period commencing on July 24, 2015 (inception) and ending September 30, 2017 (in thousands, except share and per share amounts):

	Nine Months Ended September 30, 2017		Inception through September 30, 2017
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	4,951,760	$49,197	16,970,404	$164,194
Commissions paid outside escrow	—	(496)	—	(1,924)
Dealer Manager fees and commissions	—	(2,311)	—	(7,462)
Net proceeds to the Company from Public Offering	4,951,760	46,390	16,970,404	154,808
Reinvestment of distributions	404,899	3,732	592,638	5,450
Net proceeds from all issuance of Common Shares	5,356,659	$50,122	17,563,042	$160,258
Average net proceeds per Common Share	$9.36		$9.12

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the quarterly share repurchases programs completed during the nine months ended September 30, 2017 (dollars in thousands):

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2017:
March 3, 2017	136,060	9,718	$90	7.1%	$9.29
June 19, 2017	221,543	26,043	$239	11.8%	$9.17
September 20, 2017	307,448	119,167	$1,088	38.8%	$9.13
Total	665,051	154,928	$1,417	23.3%
Note 6. Distributions
The Company's Board declared distributions for 3 and 13 record dates, respectively, for the three months ended September 30, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the three months ended September 30, 2017 and 2016 are presented in the table below (in thousands, except per share amounts).

	Three Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.16	$2,748	100.0%	$0.16	$1,129	100.0%
From net investment income	0.13	2,318	84.4%	0.14	991	87.8%
Distributions in excess of net investment income	0.03	430	15.6%	0.02	138	12.2%
The Company's Board declared distributions for 29 and 39 record dates, respectively, for the nine months ended September 30, 2017 and 2016. Declared distributions are paid monthly. The total and the sources of declared distributions on a GAAP basis for the nine months ended September 30, 2017 and 2016 are presented in the table below (in thousands, except per share amounts).

	Nine Months Ended September 30,
	2017			2016
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.48	$7,810	100.0%	$0.49	$1,819	100.0%
From net investment income	0.39	6,470	82.8%	0.41	1,547	85.0%
Distributions in excess of net investment income	0.09	1,340	17.2%	0.08	272	15.0%
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e., earnings per Common Share) for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$2,458	$2,413	$7,705	$3,633
Weighted average Common Shares outstanding - basic and diluted	17,432,402	6,956,110	16,443,891	3,752,921
Earnings per Common Share - basic and diluted (1)	$0.14	$0.35	$0.47	$0.97
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in all periods because there were no outstanding Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$9.11	$8.68
Net investment income (1)	0.39	0.41
Net unrealized gains (2)	0.10	0.47
Net increase resulting from operations	0.49	0.88
Distributions to common shareholders
Distributions from net investment income (3)	(0.39)	(0.41)
Distributions in excess of net investment income (3)	(0.09)	(0.08)
Net decrease resulting from distributions	(0.48)	(0.49)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	0.07	0.06
Distribution services charge (9)	(0.08)	—
Net increase (decrease) in net assets resulting from Capital Share transactions	(0.01)	0.06
Net asset value, end of period	$9.11	$9.13

INVESTMENT RETURNS
Total investment return-net price (5)	2.74%	10.63%
Total Investment return-net asset value(6)	5.27%	11.06%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts and ratios)
Net assets, end of period	$158,500	$80,951
Average net assets (7)	$148,236	$34,440
Common Shares outstanding, end of period	17,407,514	8,869,491
Weighted average Common Shares outstanding	16,443,891	3,752,921
Ratios-to-average net assets:(7)(8)
Total expenses	1.38%	2.04%
Effect of expense reimbursement from Advisors	(1.17)%	(1.81)%
Net expenses	0.21%	0.23%
Net investment income	4.36%	4.49%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

Note 9. Subsequent Events
On October 20, 2017, a new investment advisory agreement between the Master Fund and Guggenheim was approved by a majority (as such term is defined in the 1940 Act) of the votes cast by shareholders. The new investment advisory agreement replaced the Interim Investment Advisory Agreement effective as of October 20, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item I. Financial Statements (Unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell, and monitoring our portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. The Master Fund's investment strategy is focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring our investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of Guggenheim to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment and priority over subordinated creditors.

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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: The Master Fund sources originated investments through the relationship networks of Guggenheim. Such investments are originated or structured for the Master Fund or made by the Master Fund and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Primary Issuance: The Master Fund also participates in private placement transactions that are made available to, and become closely held by, a relatively small group of institutional investors. These transactions are typically originated and arranged by other investment intermediaries other than Guggenheim.

•
Secondary Market Transactions: In certain circumstances the Master Fund will also invest in broadly syndicated loans, high yield credit markets, and other investments that are generally owned by a wide range of investors and made available through various trading markets.

Revenues
We generate revenues primarily in the form of dividend income derived from our ownership of the Master Fund's common shares. Our revenues will fluctuate with the operating performance of the Master Fund and its distributions paid to us.

Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services fees, legal services, transfer agent services, shareholder servicing component expenses, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third-party valuation services, and various other professional services fees.
Public Offering Wrap-up
Our Public Offering commenced on July 24, 2015 and closed on April 28, 2017. Over the course of the 21-month offering period, we raised $164.2 million in gross proceeds, resulting in net proceeds of $154.8 million for investment in the Master Fund. At the commencement of the Public Offering, the initial public offer price was $9.55 per Share ($9.00 net price per Share after sales load); at the last subscription closing before the conclusion of the Public Offering, the public offering price was $9.95 per Share ($9.38 net price per Share after sale load). As of September 30, 2017, we have invested $156.1 million in the Master Fund, including the proceeds from our distribution reinvestment program.
We reimbursed CCA and Guggenheim for organization and offering expenses equivalent to 1.3% of gross proceeds of $164.2 million, or $2.1 million, throughout the life of the Public Offering.
With the completion of the Public Offering, the DSS Fee payments will commence in the fourth quarter of 2017 as follows: over each twelve month period the DSS Fee payment may not exceed $1.4 million, or 0.9% of $154.8 million in net proceeds from our Public Offering of Common Shares. The total of all DSS Fee payments over our remaining life will not exceed $5.8 million, or 3.6% of the gross proceeds from our Public Offering.
Results of Operations
Operating results for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$2,968	$1,539	$6,773	$1,626
Net expenses	650	548	303	79
Net investment income	2,318	991	6,470	1,547
Net realized gain on investment	46	—	46	—
Net change in unrealized appreciation on investment	94	1,422	1,189	2,086
Net increase in net assets resulting from operations	$2,458	$2,413	$7,705	$3,633
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2017 and 2016, respectively.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative services	$4	$4	$12	$12
Related party reimbursements	81	61	265	220
Trustees fees	1	3	2	3
Professional services fees	9	53	263	130
Offering expenses	371	137	1,247	181
Organization expenses	—	—	—	94
Printing and mailing expenses	(1)	18	23	40
Shareholder servicing component expenses	97	—	97	—
Other expenses	46	11	133	22
Total operating expenses	608	287	2,042	702
Reimbursement of expense support	44	—	44	—
Less: Expense support to (from) related parties	(2)	261	(1,783)	(623)
Net expenses	$650	$548	$303	$79
Related party reimbursements are comprised of the Company's allocable share of costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings, and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company.
Beginning on July 1, 2017, the Company incurred an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the Dealer Manager of the Company's Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component will accrue daily and will be recorded on the statement of operations. The Shareholder Servicing Component will be computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares, and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company's shareholders that are not receiving shareholder services from an eligible participating broker-dealer. This operating expense, when incurred, will be borne equally among all of the Company's outstanding Shares.
Beginning in the fourth quarter of 2017, the Company will initiate quarterly DSS Fee payments to reimburse the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for providing distribution and shareholder services. The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by the Company or the Dealer Manager.
Net Realized Gain (Loss) on Investment
For the three and nine months ended September 30, 2017, we had realized gains of less than $0.1 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares.
For the three and nine months ended September 30, 2016, we did not sell any shares of the Master Fund, therefore we incurred no realized gains or losses on our investment.
Changes in Unrealized Appreciation on Investment
For the three and nine months ended September 30, 2017, the total net change in unrealized appreciation on our investment in the Master Fund was $0.1 million and $1.2 million, respectively. For the three and nine months ended September 30, 2016, the total net change in unrealized appreciation on our investment in the Master Fund was $1.4 million and $2.1 million, respectively.
Cash Flows for the Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, net cash used in operating activities was $41.2 million. Cash flows used in operating activities for the nine months ended September 30, 2017 was primarily due to the Company's investment in the Master Fund. For the nine months ended September 30, 2016, net cash used in operating activities was $74.1 million. Cash flows used in operating operating activities for the nine months ended September 30, 2016 was primarily due to the Company's investment in the Master Fund.
Net cash provided by financing activities was $40.9 million during the nine months ended September 30, 2017, primarily represented by proceeds from issuance of Common Shares of $46.4 million. Net cash provided by financing activities was $75.2 million during the nine months ended September 30, 2016, primarily represented by proceeds from issuance of Common Shares of $76.1 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares (until the end of our Public Offering on April 28, 2017), (ii) our shareholders' reinvestment of their distributions, (iii) distributions received from our ownership of the Master Fund's common shares, and (iv) expense reimbursement payments from CCA (from July 2015 to August 2017) and Guggenheim pursuant to the Expense Support Agreement. Our primary uses of cash include (i) investment in Master Fund common shares, (ii) payment of operating expenses and the DSS Fee Distribution Component, (iii) cash distributions to our shareholders, and (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities. All remaining cash in excess of net working capital, if any, is invested in Master Fund common shares.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of September 30, 2017 and December 31, 2016.
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
Distribution and Shareholder Servicing Fee
Beginning in the fourth quarter of 2017 (the second calendar quarter after the close of the Company's Public Offering), we will commence quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The purpose of the DSS Fee is to reimburse the Dealer Manager of our Public Offering, for costs incurred by selected dealers and investment representatives for services related to (i) the Distribution Services Component and (ii) the Shareholder Services Component. Beginning in the third quarter of 2017 (the first calendar quarter after the close of the Company's Public Offering), we commenced recognition of the Shareholder Services Component as an expense on the Company's statement of operations as the services are provided. We allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to this component.  As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of our Common Shares, we estimate the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016. We record a liability equal to the estimated present value of the Distribution Services Component, recorded as "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a "Distribution services charge" on the statements of changes in net assets. The table below reconciles the change in the Due to Dealer Manager from January 1, 2017 to September 30, 2017 (in thousands):

2017
Balance as of January 1,	$2,300
Accretion of discount (1)	55
Incremental charge to paid-in-capital (2)	1,253
Shareholder Services Component	97
Payments	—
Balance as of September 30,	$3,705
______________________

(1)	As the present value discount of the Distribution Services Component is accreted it is recorded as interest expense and included in other expenses.

(2)	Incremental charge to paid-in-capital is the result of incremental equity share sales and changes in assumptions employed in estimating future cash payments.
Contractual Obligations

We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2017. The declared distribution rates per Share for the period after September 30, 2017 are summarized as follows:

2017 Record Dates	2017 Payment Dates	Declared Distribution per Share per Record Date
October 31	November 1	$0.05453
November 28	November 29	0.05453
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

	September 30, 2017
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,747	$1,014	$1,684	$1,049	$—
Related Party Agreements and Transactions
We have entered into agreements with Guggenheim, and one of its affiliates, whereby we agreed to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative services, expense support, organization and offerings costs, and DSS Fees incurred on our behalf, See Note 4. Related Party Agreements and Transactions for a discussion of related party agreements and expense reimbursement agreements.
Reimbursement of CCA and Guggenheim for Organization and Offering Expenses
Under the terms of the O&O Agreement, we agreed to reimburse CCA and Guggenheim for our organization and offering expenses solely in connection with the capital raise of our Public Offering (see Note 4. Related Party Agreements and Transactions). Since the Public Offering has terminated, CCA and Guggenheim are not eligible to receive any further reimbursement of offering expenses after April 28, 2017.
Reimbursement of the Administrator for Administrative Services
We reimburse the Administrator for its expenses in connection with the provision of administrative services to us. These reimbursement expenses are periodically reviewed and approved by the Independent Trustees Committee of our Board of Trustees. See Note 4. Related Party Agreements and Transactions for a summary of reimbursable expenses as related to administrative services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2017, 90.4% of the Master Fund's debt investments, or $344.2 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisors to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of September 30, 2017, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, (iii) our percent ownership of Master Fund shares, and (iv) that changes in the Master Fund's net investment income are immediately passed on to the Master Fund's shareholders, including us:

Basis Points (bps) Increase	Net Increase per Share
+50 bps	$0.03
+100 bps	0.06
+150 bps	0.09
+200 bps	0.12

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2017 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 9, 2017, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2017, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated April 17, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 to July 31, 2017	—	—	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	119,167	$9.13	119,167	—
Total	119,167		119,167	—

(1)
The maximum number of shares available for repurchase on September 20, 2017 was 307,448. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	November 9, 2017	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ Paul S. Saint-Pierre
PAUL S. SAINT-PIERRE
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are filed or incorporated as part of this Report.

3.1
Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(3) filed with Pre-Effective Amendment No. 4 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1
Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit 99(e) filed with Pre-Effective Amendment No. 3 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on May 4, 2015.)

10.1
Amended and Restated Administrative Services Agreement by and between the Registrant and Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Form 10-Q (File No. 814-01091) filed on November 14, 2016) *

10.2
Administrative Services Agreement by and between Carey Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.3
Custody Agreement by and between the Registrant, Carey Credit Income Fund 2015 A, Carey Credit Income Fund, and U.S. Bank National Association. (Incorporated by reference to Exhibit (j) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.4
Escrow Agreement by and between the Registrant, UMB Bank N.A. and Carey Financial LLC. (Incorporated by reference to Exhibit 99(k)(1) filed with Pre-Effective Amendment No. 3 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on May 4, 2015.)

10.5
Second Amended and Restated Dealer Manager Agreement by and among Carey Credit Income Fund 2016 T, Carey Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.6
Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.7
Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.8
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed as Post Effective Amendment No. 1 to the Registrant's registration statement on Form N-2 (File No. 333-198667) filed on August 3, 2015.) *

10.9
Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant's Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.10
Form of Organization and Offering Expense Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(4) filed with Pre-Effective Amendment No. 4 to Carey Credit Income Fund 2016 T's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.) *

10.11
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.12
Investment Management Agreement by and between Hamilton Finance LLC and Carey Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Carey Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.13
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1
Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 99(r)(1) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

14.2
Code of Ethics of Carey Credit Advisors, LLC. (Incorporated by reference to Exhibit 99(r)(2) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.) *

14.3
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99(r)(3) filed with Carey Credit Income Fund 2018 T's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-211613) filed on September 21, 2016.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2017. (Filed herewith.)
* These items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the Company.