Form 10-Q
period 2018-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2018-05-10
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 4, 2018 was 17,494,423.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Forward-Looking Statements
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of the Master Fund and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 14, 2018. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which apply only as of the date of this Report, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2017, that was filed on March 14, 2018. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (unaudited).
Unless otherwise noted, the terms "we," "us," "our," and "Company" refer to Guggenheim Credit Income Fund 2016 T. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investment in GCIF (18,835,670 shares purchased at a cost of $156,091, 18,835,670 shares purchased at a cost of $156,091, respectively)	$161,470	$160,553
Cash	1,809	1,188
Prepaid expenses	—	99
Total assets	163,279	161,840

Liabilities
Accounts payable, accrued expenses and other liabilities	$129	$56
Accrued professional services fees	49	52
Payable to related parties	55	658
Payable for shares tendered	929	—
Due to Dealer Manager	3,413	3,618
Total liabilities	4,575	4,384
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$158,704	$157,456

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,445,541 and 17,401,934 Common Shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$17	$17
Paid-in-capital in excess of par value	153,694	153,325
Accumulated distributions in excess of net investment income	(386)	(348)
Net unrealized appreciation on investment	5,379	4,462
Total net assets	$158,704	$157,456
Net asset value per Common Share	$9.10	$9.05
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
Investment Income
Dividends from investment in GCIF	$2,413	$1,503
Total investment income	2,413	1,503

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	53	87
Trustees fees	1	1
Professional services fees	32	84
Offering expenses	99	395
Shareholder servicing component expenses	92	—
Other expenses	98	50
Total operating expenses	379	621
Reimbursement of expense support	104	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(1,033)
Net expenses	483	(412)
Net investment income	1,930	1,915

Realized and unrealized gain:
Long term gain distributions from investment in GCIF	882	—
Net change in unrealized appreciation from investment	917	1,218
Net realized and unrealized gains	1,799	1,218
Net increase in net assets resulting from operations	$3,729	$3,133

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.11	$0.13
Earnings per Common Share - basic and diluted	$0.21	$0.22
Weighted average Common Shares outstanding - basic and diluted	17,449,924	14,551,954
Distributions per Common Share	$0.16	$0.16
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operations:
Net investment income	$1,930	$1,915
Net realized gain from investment in GCIF	882	—
Net change in unrealized appreciation from investment	917	1,218
Net increase in net assets resulting from operations	3,729	3,133
Shareholder distributions:
Distributions from net investment income	(1,930)	(1,915)
Distributions from net realized gain on investment	(882)	—
Distributions in excess of net investment income	(42)	(408)
Net decrease in net assets from shareholder distributions	(2,854)	(2,323)
Capital share transactions:
Issuance of Common Shares	—	46,390
Reinvestment of shareholders' distributions	1,329	1,110
Repurchase of Common Shares	(929)	(90)
Distribution services charge	(27)	(1,068)
Net increase in net assets resulting from capital share transactions	373	46,342
Total increase in net assets	1,248	47,152
Net assets at beginning of period	157,456	111,153
Net assets at end of period	$158,704	$158,305

Capital share activity:
Shares outstanding at the beginning of the period	17,401,934	12,205,783
Common Shares issued from subscriptions	—	4,951,760
Common Shares issued from reinvestment of distributions	146,279	118,445
Common Shares repurchased	(102,672)	(9,718)
Shares outstanding at the end of the period	17,445,541	17,266,270
Distribution in excess of net investment income at end of period	$(386)	$(751)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Operating activities
Net increase in net assets resulting from operations	$3,729	$3,133
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(47,090)
Net change in unrealized appreciation from investment	(917)	(1,218)
(Increase) decrease in operating assets:
Receivable from related parties	—	(218)
Prepaid expenses	99	(342)
Other assets	—	4
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	73	(40)
Accrued professional services fees	(3)	58
Payable to related parties	(603)	19
Accrued offering expenses	—	133
Due to Dealer Manager	(3)	16
Net cash provided by (used in) operating activities	2,375	(45,545)

Financing activities
Issuance of Common Shares	$—	$46,390
Distributions paid	(1,525)	(1,213)
Repurchase of Common Shares	—	(90)
Payment of DSS Fees	(229)	—
Net cash provided by (used in) financing activities	(1,754)	45,087

Net increase (decrease) in cash	621	(458)
Cash, beginning of period	1,188	1,313
Cash, end of period	$1,809	$855
Supplemental information and non-cash financing activities:
Distributions reinvested	$1,329	$1,110
Due to Dealer Manager	$27	$1,068
Repurchase of Common Shares	$929	$—
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2016 T (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation, and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund", or "GCIF"). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
The Master Fund elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund's consolidated financial statements are an integral part of the Company's financial statements and should be read in their entirety.
From inception through September 10, 2017, the Master Fund was externally managed by Carey Credit Advisors, LLC ("CCA") and Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which were responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, and ongoing monitoring of the Master Fund’s investment portfolio. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Master Fund's Board of Trustees ("Master Fund's Board") selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. On October 20, 2017 Guggenheim was approved as the Master Fund's investment advisor by a majority of the votes cast by shareholders.
Between July 24, 2015 and April 28, 2017, the Company offered and sold its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. On April 28, 2017, the Company's Public Offering was terminated, resulting in a gross capital raise of approximately $164 million from the sale and issuance of Common Shares in the Public Offering. The Company may continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its distribution reinvestment program, subject to the availability of surplus cash available for investment (see Note 5. Common Shares).
As of March 31, 2018, the Company owned 64.6% of the Master Fund's outstanding common shares.
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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are generally recognized as dividend income or distributions of long term gains in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification between dividend income, long term gains and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company's share repurchase transactions with the Master Fund are calculated on the specific share identification basis.
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
During the three months ended March 31, 2018, less than $0.1 million of DSS Fees was charged to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of March 31, 2018, the Company had recognized a liability to the Dealer Manager of $3.4 million, representing (i) the present value of all future estimated payments of the Distribution Services Component, or $3.4 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Shareholder Services Component, or $0.1 million. The following table presents the timing of future payments of the estimated $3.4 million of the DSS Fee: Distribution Services Component (in thousands):

Notes to Financial Statements (Unaudited)

	March 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,436	$993	$1,704	$739	$—
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party (in thousands):

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	March 31, 2018	18,836	18,836	$156,091	$161,470	101.7%
Guggenheim Credit Income Fund	December 31, 2017	18,836	17,898	$156,091	$160,553	102.0%
___________________

(1)	Weighted average Master Fund shares owned is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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
From October 8, 2016 through August 4, 2017 the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.59 per share.

Notes to Financial Statements (Unaudited)

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
Note 4. Related Party Agreements and Transactions
The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments and (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company's behalf and (iii) pay DSS Fees payments to GFD, an affiliate of Guggenheim.
The memberships of the Company's Board of Trustees (the "Company's Board" or "Board of Trustees") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund. Two of the Company’s executive officers, Kevin Robinson, Senior Vice President, and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim.
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
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees, or (ii) by Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund's independent trustees.
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
Organization and Offering Expense Reimbursement Agreement
On August 17, 2015, the Company initially entered into an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement"), with CCA and Guggenheim. Under the O&O Agreement the Company reimbursed CCA and Guggenheim for organization and offering costs incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services, and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses was conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement could not exceed actual expenses incurred by CCA and Guggenheim and their affiliates. The Advisors were ultimately responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or

Notes to Financial Statements (Unaudited)

reimbursement by the Company. Under the terms of the O&O Agreement, the Company is not obligated to reimburse CCA and Guggenheim for any unreimbursed offering expenses after the close of the Company's Public Offering on April 28, 2017.
Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with CCA and Guggenheim on July 24, 2015, as amended (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement, CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the Expense Support Agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement, and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' unreimbursed expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement or the Prior Expense Support Agreement if (and only to the extent that), during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such reimbursement payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, performance-based incentive fees, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
December 2016	254	(119)	(135)	—	1.10%	$0.64480	December 31, 2019
January 2017	424	(212)	(44)	168	0.66%	$0.64480	January 31, 2020
February 2017	260	(130)	—	130	0.60%	$0.64480	February 28, 2020
March 2017	348	(174)	—	174	0.65%	$0.64480	March 31, 2020
April 2017	178	(89)	—	89	0.61%	$0.63700	April 30, 2020
May 2017	254	(127)	—	127	0.58%	$0.63076	May 31, 2020
June 2017	316	(158)	—	158	0.75%	$0.63076	June 30, 2020
Total				$846
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

Summary of Related Party Transactions for the Three Months Ended March 31, 2018 and March 31, 2017
The following table presents the related party fees, expenses, and transactions for the three months ended March 31, 2018 and March 31, 2017; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended
Related Party (1)	Source Agreement & Description	March 31, 2018	March 31, 2017
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$87
Guggenheim	Administrative Services Agreement - expense reimbursement	$53	$—
CCA & Guggenheim	O&O Agreement - offering expenses reimbursements	$—	$738
CCA & Guggenheim	Prior Expense Support Agreement - net expense support from related parties	$—	$(1,033)
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$104	$—
Carey Financial	Dealer Manager Agreement - sales commissions and dealer manager fees	$—	$2,311
___________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares

Notes to Financial Statements (Unaudited)

Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015. The Public Offering was terminated on April 28, 2017. For the three months ended March 31, 2017, the Public Offering price of the Company's Common Shares ranged from a low of $9.90 per Common Share to a high of $9.95 per Common Share.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the three months ended March 31, 2018 and (b) the period commencing on July 24, 2015 (inception) and ending March 31, 2018. (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2018		Inception through March 31, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,404	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,404	154,808
Reinvestment of distributions	146,279	1,329	886,423	8,114
Net proceeds from all issuance of Common Shares	146,279	$1,329	17,856,827	$162,922
Average net proceeds per Common Share	$9.09		$9.12
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the three months ended March 31, 2018 and March 31, 2017 (in thousands except share and per share amount):

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	No. of Shares Repurchased / Total Offer	Price Paid per Share
2018:
March 14, 2018	417,473	102,672	$929	24.6%	$9.05
Total	417,473	102,672	$929	24.6%

2017:
March 3, 2017	136,060	9,718	$90	7.1%	$9.29
Total	136,060	9,718	$90	7.1%

Note 6. Distributions
Total distributions paid and the sources of distributions on a GAAP basis for the three months ended March 31, 2018 and March 31, 2017 are presented in the table below (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2018			March 31, 2017
	Per Share	Amount	Allocation	Per Share	Amount	Allocation
Total Declared Distributions	$0.16	$2,854	100.0%	$0.16	$2,323	100.0%
Distributions from net investment income	0.11	1,930	67.6%	0.13	1,915	82.4%
Distributions from net realized gains	0.05	882	30.9%	—	—	—%
Distributions in excess of net investment income	—	42	1.5%	0.03	408	17.6%
Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings per Common Share) for the three months ended March 31, 2018 and March 31, 2017 (in thousands, except share and per share data):

Notes to Financial Statements (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net increase in net assets resulting from operations	3,729	$3,133
Weighted average Common Shares outstanding - basic and diluted	17,449,924	14,551,954
Earnings per Common Share - basic and diluted (1)	0.21	$0.22
______________________

(1)	Earnings per Common Share, both basic and diluted, were equivalent in all periods because there were no outstanding Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$9.05	$9.11
Net investment income (1)	0.11	0.13
Net realized gain from investment (1)	0.05	—
Net unrealized gains (losses) (2)	0.05	0.08
Net increase resulting from operations	0.21	0.21
Distributions to common shareholders
Distributions from net investment income (3)	(0.11)	(0.13)
Distributions from net realized gain on investment (3)	(0.05)	—
Distributions in excess of net investment income (3)	—	(0.03)
Net decrease resulting from distributions	(0.16)	(0.16)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	—	0.07
Distribution services charge (5)	—	(0.06)
Net increase in net assets resulting from Capital Share transactions	—	0.01
Net asset value, end of period	$9.10	$9.17

INVESTMENT RETURNS
Total investment return-net price (6)	N/A	(0.04)%
Total investment return-net asset value (7)	2.36%	2.42%

RATIOS/SUPPLEMENTAL DATA (all amounts in thousands except share amounts and ratios)
Net assets, end of period	$158,704	$158,305
Average net assets (8)	$158,434	$132,703
Common Shares outstanding, end of period	17,445,541	17,266,270
Weighted average Common Shares outstanding	17,449,924	14,551,954
Ratios-to-average net assets:(8)(9)
Total expenses	0.24%	0.47%
Effect of expense reimbursement from Advisors	0.06%	(0.78)%
Net expenses	0.30%	(0.31)%
Net investment income	1.22%	1.44%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period.

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

(6)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that ( distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. For the three months ending March 31, 2018 there was no applicable net price as the Company only issued Shares through the reinvestment of distributions at net asset value.

(7)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions, and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(8)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets, expressed as a percentage, are not annualized.

(9)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. Master Fund total expenses-to-average net assets for the three months ended March 31, 2018 and March 31, 2017 were 1.95% and 2.08%, respectively.

Note 9. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
Overview
We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim which is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring the Master Fund's portfolio on an ongoing basis. The Master Fund's management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.
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
The Master Fund acquires its portfolio investments through the following investment access channels:

•
Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network.  Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

•
Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

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
Results of Operations
Operating results for the three months ended March 31, 2018 and March 31, 2017 were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Total investment income	$2,413	$1,503
Net expenses	483	(412)
Net investment income	1,930	1,915
Long term gain distributions from investment in GCIF	882	—
Net change in unrealized appreciation on investment	917	1,218
Net increase in net assets resulting from operations	$3,729	$3,133
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2018 and March 31, 2017.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2018, and March 31, 2017 (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Administrative services	$4	$4
Related party reimbursements	53	87
Trustees fees	1	1
Professional services fees	32	84
Offering expenses	99	395
Shareholder servicing component expenses	92	—
Other expenses	98	50
Total operating expenses	379	621
Reimbursement of expense support	104	—
Less: Expense support from related parties	—	(1,033)
Net expenses	$483	$(412)
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
Net Realized Gain from Investment
For the three months ended March 31, 2018 and March 31, 2017, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment. During the three months ended March 31, 2018, $0.9 million of distributions received from the Master Fund was classified as a long term gain distribution. During the three months ended March 31, 2017, distributions from the Master Fund were composed entirely of income.
Changes in Unrealized Appreciation from Investment
For the three months ended March 31, 2018, the total net change in unrealized appreciation on our investment in the Master Fund was $0.9 million. For the three months ended March 31, 2017, the total net change in unrealized appreciation on our investment in the Master Fund was $1.2 million.
Cash Flows for the Three Months Ended March 31, 2018 and March 31, 2017
For the three months ended March 31, 2018 and March 31, 2017, net cash provided by (used in) operating activities was $2.4 million and ($45.5) million, respectively. In 2018, distributions from the Master Fund were the primary provider of cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
Net cash used in financing activities was $1.8 million during the three months ended March 31, 2018, primarily consisted of cash outflows for distributions of $1.5 million to shareholders. Net cash provided by financing activities was $45.1 million during the three months ended March 31, 2017, primarily represented by proceeds from issuance of Common Shares of $46.4 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares (until we terminated our Public Offering on April 28, 2017), (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains. if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments pursuant to the Expense Support Agreement, and (v) the sale of our owned Master Fund shares in conjunction with periodic share repurchase programs. Our primary uses of cash include (i) investment in Master Fund common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders; (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in acquisition of Master Fund common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2018 and March 31, 2017.
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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2018 to March 31, 2018, and from January 1, 2017 to March 31, 2017 (in thousands):

	2018	2017
Balance as of January 1,	$3,618	$2,300
Accretion of discount (1)	17	16
Incremental charge to paid-in-capital (2)	27	1,068
Shareholder Services Component	92	—
DSS Fee Payments	(341)	—
Balance as of March 31,	$3,413	$3,384
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statement of operations.

(2)	Incremental charge to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2018. The declared distribution rates per Share for the period after March 31, 2018 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share
April 24	April 25	$0.05453
May 29	May 30	$0.05453
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

	March 31, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,436	$993	$1,704	$739	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2018, 90.7% of the Master Fund's debt investments, or $343.0 million measured at fair value, is subject to variable interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's variable rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in variable rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of March 31, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 2, 2018, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2018, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 14, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	—	—	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	102,672	$9.05	102,672	—
Total	102,672		102,672	—
_____________________

(1)
The maximum number of shares available for repurchase on March 14, 2018 was 417,473. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	May 10, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
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

10.6
Form of Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit (k)(2) filed with Pre-Effective Amendment No. 3 to the Registrant's registration statement on Form N-2 (File No. 333-198667) Filed on May 4, 2015.) *

10.7
Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant's Form 8-K (File No. 814-01094) filed on August 15, 2017.)

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

10.11
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017.)

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 13, 2018.)

14.2
Code of Ethics of Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 14.2 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 13, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2018. (Filed Herewith).
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.