Form 10-Q
period 2018-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2018-08-09
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 3, 2018 was 17,586,484.

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

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements (unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Investment in GCIF (18,835,670 shares purchased at a cost of $156,091, 18,835,670 shares purchased at a cost of $156,091, respectively)	$160,856	$160,553
Cash	1,727	1,188
Prepaid expenses	—	99
Total assets	162,583	161,840

Liabilities
Accounts payable, accrued expenses and other liabilities	$77	$56
Accrued professional services fees	47	52
Payable to related parties	97	658
Due to Dealer Manager	3,243	3,618
Total liabilities	3,464	4,384
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$159,119	$157,456

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,537,959 and 17,401,934 Common Shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$18	$17
Paid-in-capital in excess of par value	154,476	153,325
Accumulated distributions in excess of net investment income	(140)	(348)
Net unrealized appreciation on investment	4,765	4,462
Total net assets	$159,119	$157,456
Net asset value per Common Share	$9.07	$9.05
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment Income
Dividends from investment in GCIF	$3,489	$2,301	$5,902	$3,805
Total investment income	3,489	2,301	5,902	3,805

Operating Expenses (1)
Administrative services	4	4	8	8
Related party reimbursements	67	97	120	184
Trustees fees	1	1	1	1
Professional services fees	36	169	68	254
Offering expenses	—	481	99	876
Transfer agent expense	65	25	131	43
Shareholder servicing component expenses	92	—	184	—
Other expenses	9	35	41	68
Total operating expenses	274	812	652	1,434
Reimbursement of expense support	168	—	272	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(57)	(748)	(57)	(1,781)
Net expenses	385	64	867	(347)
Net investment income	3,104	2,237	5,035	4,152

Realized and unrealized gains (losses):
Long term gain distributions from investment in GCIF	—	—	882	—
Net change in unrealized appreciation (depreciation) from investment	(614)	(124)	303	1,095
Net realized and unrealized gains (losses)	(614)	(124)	1,185	1,095
Net increase in net assets resulting from operations	$2,490	$2,113	$6,220	$5,247

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.18	$0.13	$0.29	$0.26
Earnings per Common Share - basic and diluted	$0.14	$0.12	$0.36	$0.33
Weighted average Common Shares outstanding (basic and diluted)	17,494,321	17,315,662	17,472,245	15,941,443
Distributions per Common Share	$0.16	$0.16	$0.33	$0.32
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operations:
Net investment income	$5,035	$4,152
Net realized gain from investment in GCIF	882	—
Net change in unrealized appreciation from investment	303	1,095
Net increase in net assets resulting from operations	6,220	5,247
Shareholder distributions:
Distributions from net investment income	(4,831)	(4,152)
Distributions from net realized gain on investment	(882)	—
Distributions in excess of net investment income	—	(910)
Net decrease in net assets from shareholder distributions	(5,713)	(5,062)
Capital share transactions:
Issuance of Common Shares	—	46,390
Reinvestment of shareholders' distributions	2,654	2,424
Repurchase of Common Shares	(1,419)	(329)
Distribution services charge	(79)	(1,190)
Net increase in net assets resulting from capital share transactions	1,156	47,295
Total increase in net assets	1,663	47,480
Net assets at beginning of period	157,456	111,153
Net assets at end of period	$159,119	$158,633

Capital share activity:
Shares outstanding at the beginning of the period	17,401,934	12,205,783
Common Shares issued from subscriptions	—	4,951,760
Common Shares issued from reinvestment of distributions	292,541	260,928
Common Shares repurchased	(156,516)	(35,761)
Shares outstanding at the end of the period	17,537,959	17,382,710
Distribution in excess of net investment income at end of period	$(140)	$(1,253)
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities
Net increase in net assets resulting from operations	$6,220	$5,247
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(48,269)
Net change in unrealized appreciation from investment	(303)	(1,095)
(Increase) decrease in operating assets:
Receivable from related parties	—	66
Prepaid expenses	99	139
Dividend income receivable	—	(718)
Other assets	—	4
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	21	(37)
Accrued professional services fees	(5)	191
Payable to related parties	(561)	15
Accrued offering expenses	—	(193)
Due to Dealer Manager	(4)	38
Net cash provided by (used in) operating activities	5,467	(44,612)

Financing activities
Issuance of Common Shares	$—	$46,390
Distributions paid	(3,059)	(2,638)
Repurchase of Common Shares	(1,419)	(329)
Payment of DSS Fees	(450)	—
Net cash provided by (used in) financing activities	(4,928)	43,423

Net increase (decrease) in cash	539	(1,189)
Cash, beginning of period	1,188	1,313
Cash, end of period	$1,727	$124
Supplemental information and non-cash financing activities:
Distributions reinvested	$2,654	$2,424
Due to Dealer Manager	$79	$1,190
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)
Note 1. Principal Business and Organization
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
As of June 30, 2018, the Company owned 64.6% of the Master Fund's outstanding common shares.
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
Reclassifications
Certain prior period amounts may be reclassified to conform to the current presentation with no effect on the Company's financial condition, results of operations or cash flows.
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

Notes to Financial Statements (Unaudited)

During the three months ended June 30, 2018, less than $0.1 million of DSS Fees was charged to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. During the six months ended June 30, 2018, less than $0.1 million of DSS Fees was charged to “Paid-in-capital in excess of par value”, $0.2 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of June 30, 2018, the Company had recognized a liability to the Dealer Manager of $3.2 million, representing (i) the present value of all future estimated payments of the Distribution Services Component, or $3.3 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Shareholder Services Component, or $0.2 million. The following table presents the timing of future payments of the estimated $3.3 million of the DSS Fee: Distribution Services Component:

	June 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,255	$981	$1,707	$567	$—
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
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party :

Investment	As of:	No. of Shares	Weighted Average Shares Owned (1)	Cost	Fair Value	% of Net Assets
Guggenheim Credit Income Fund	June 30, 2018	18,835,670	18,835,670	$156,091	$160,856	101.1%
Guggenheim Credit Income Fund	December 31, 2017	18,835,670	17,898,026	$156,091	$160,553	102.0%
___________________

(1)	Weighted average Master Fund shares owned is computed as the weighted average shares owned from January 1st of the year noted to the corresponding as of date.
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

Notes to Financial Statements (Unaudited)

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

Notes to Financial Statements (Unaudited)

The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
December 2016	$254	$(119)	$(135)	$—	1.10%	$0.64480	December 31, 2019
January 2017	424	(212)	(212)	—	0.66%	$0.64480	January 31, 2020
February 2017	260	(130)	—	130	0.60%	$0.64480	February 29, 2020
March 2017	348	(174)	—	174	0.65%	$0.64480	March 31, 2020
April 2017	178	(89)	—	89	0.61%	$0.63700	April 30, 2020
May 2017	254	(127)	—	127	0.58%	$0.63076	May 31, 2020
June 2017	316	(158)	—	158	0.75%	$0.63076	June 30, 2020
April 2018	57	—	—	57	0.69%	$0.67683	April 30, 2021
Total				$735
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

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2018 and June 30, 2017
The following table presents the related party fees, expenses, and transactions for the three and six months ended June 30, 2018 and June 30, 2017; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended		Six Months Ended
Related Party (1)	Source Agreement & Description	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$97	$—	$184
Guggenheim	Administrative Services Agreement - expense reimbursement	$67	$—	$120	$—
CCA & Guggenheim	O&O Agreement - offering expenses reimbursements	$—	$—	$—	$738
CCA & Guggenheim	Prior Expense Support Agreement - net expense support from related parties	$—	$(748)	$—	$(1,781)
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$(57)	$—	$(57)	$—
Guggenheim	Expense Support Agreement - expense reimbursement to related parties	$168	$—	$272	$—
Carey Financial	Dealer Manager Agreement - sales commissions and dealer manager fees	$—	$—	$—	$2,311
___________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim, and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain

Notes to Financial Statements (Unaudited)

indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2018, management believes that the risk of incurring any losses for such indemnification is remote.
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
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2018 and (b) the period commencing on July 24, 2015 (inception) and ending June 30, 2018:

	Six Months Ended June 30, 2018		Inception through June 30, 2018
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,404	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,404	154,808
Reinvestment of distributions	292,541	2,654	1,032,686	9,439
Net proceeds from all issuance of Common Shares	292,541	$2,654	18,003,090	$164,247
Average net proceeds per Common Share	$9.07		$9.12
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the six months ended June 30, 2018 and June 30, 2017:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2018:
March 14, 2018	417,473	102,672	$929	$9.05	24.6%	0.61%
June 6, 2018	435,337	53,844	$490	$9.10	12.4%	0.31%
Total	852,810	156,516	$1,419		18.4%

2017:
March 3, 2017	136,060	9,718	$90	$9.29	7.1%	0.18%
June 19, 2017	221,543	26,043	$239	$9.17	11.8%	0.29%
Total	357,603	35,761	$329		10.0%
_____________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters

Notes to Financial Statements (Unaudited)

Note 6. Distributions
The following table summarizes the distributions that the Master Fund paid on its Common Shares during the three and six months ended June 30, 2018 and June 30, 2017:

Record Date	Payment Date	Declared Distribution per Share per Record Date	Declared Distribution per Share per Payment Date	Cash Distribution
For Fiscal Year 2018
January 30	January 31	$0.05453	$0.05453	$949
February 27	February 28	0.05453	0.05453	952
March 27	March 28	0.05453	0.05453	954
April 24	April 25	0.05453	0.05453	951
May 29	May 30	0.05453	0.05453	954
June 26	June 27	0.05453	0.05453	954
			$0.32718	$5,714
For Fiscal Year 2017
January 3, 10, 17, 24, 31	February 1	$0.01240	$0.06200	$798
February 7, 14, 21, 28	March 1	0.01240	0.04960	721
March 7, 14, 21, 28	March 29	0.01240	0.04960	804
April 4, 11, 18, 25	April 26	0.01225	0.04900	846
May 2, 9, 16, 23, 30	May 31	0.01213	0.06065	1,050
June 6, 13, 20, 27	June 28	0.01213	0.04852	843
			$0.31937	$5,062

Note 7. Earnings Per Common Share
The following information sets forth the computation of basic and diluted net increase in net assets resulting from operations (i.e. earnings per Common Share) for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$2,490	$2,113	$6,220	$5,247
Weighted average Common Shares outstanding (basic and diluted)	17,494,321	17,315,662	17,472,245	15,941,443
Earnings per Common Share - basic and diluted (1)	$0.14	$0.12	$0.36	$0.33
______________________

(1)	Earnings per Common Share, both basic and diluted, were the same in all periods because there were no outstanding Common Share equivalents.

Notes to Financial Statements (Unaudited)

Note 8. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$9.05	$9.11
Net investment income (1)	0.29	0.26
Long term gain distributions from investment in GCIF	0.05	—
Net unrealized gains (2)	0.01	0.08
Net increase resulting from operations	0.35	0.34
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.28)	(0.26)
Distributions from net realized gain on investment (3)	(0.05)	—
Distributions in excess of net investment income (3)	—	(0.06)
Net decrease resulting from distributions	(0.33)	(0.32)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	—	0.07
Distribution services charge (5)	—	(0.07)
Net increase in net assets resulting from Capital Share transactions	—	—
Net asset value, end of period	$9.07	$9.13

INVESTMENT RETURNS
Total investment return-net price (6)	—	1.21%
Total investment return-net asset value (7)	3.94%	3.70%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$159,119	$158,633
Average net assets (8)	$158,620	$143,819
Common Shares outstanding, end of period	17,537,959	17,382,710
Weighted average Common Shares outstanding	17,472,245	15,941,443
Ratios-to-average net assets: (8)(9)
Total expenses	0.41%	1.00%
Effect of expense reimbursement from Advisors	0.14%	(1.24)%
Net expenses	0.55%	(0.24)%
Net investment income	3.17%	2.89%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2018, the Company estimates distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

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

(6)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that ( distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. For the six months ending June 30, 2018 there was no applicable net price as the Company only issued Shares through the reinvestment of distributions at net asset value.

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

(9)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. Master Fund total expenses-to-average net assets for the six months ended June 30, 2018 and June 30, 2017 were 3.71% and 3.82%, respectively.

Note 9. Subsequent Events
None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us," and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (unaudited), unless otherwise defined herein.
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
Results of Operations
Operating results for the three and six months ended June 30, 2018 and June 30, 2017 were as follows :

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total investment income	$3,489	$2,301	$5,902	$3,805
Net expenses	385	64	867	(347)
Net investment income	3,104	2,237	5,035	4,152
Long term gain distributions from investment in GCIF	—	—	882	—
Net change in unrealized appreciation (depreciation) on investment	(614)	(124)	303	1,095
Net increase in net assets resulting from operations	$2,490	$2,113	$6,220	$5,247
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2018 and June 30, 2017.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2018, and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Administrative services	$4	$4	$8	$8
Related party reimbursements	67	97	120	184
Trustees fees	1	1	1	1
Professional services fees	36	169	68	254
Offering expenses	—	481	99	876
Transfer agent expense	65	25	131	43
Shareholder servicing component expenses	92	—	184	—
Other expenses	9	35	41	68
Total operating expenses	274	812	652	1,434
Reimbursement of expense support	168	—	272	—
Less: Expense support from related parties	(57)	(748)	(57)	(1,781)
Net expenses	$385	$64	$867	$(347)
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
Net Realized Gain from Investment
For the three months ended June 30, 2018 and June 30, 2017, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment. During the three months ended June 30, 2018 and June 30, 2017, distributions from the Master Fund were composed entirely of income.
For the six months ended June 30, 2018 and June 30, 2017, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment. During the six months ended June 30, 2018, $0.9 million of distributions received from the Master Fund was classified as a long term gain distribution. During the six months ended June 30, 2017, distributions from the Master Fund were composed entirely of income.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2018, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(0.6) million and $0.3 million, respectively. For the three and six months ended June 30, 2017, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(0.1) million and $1.1 million, respectively.
Cash Flows for the Six Months Ended June 30, 2018 and June 30, 2017
For the six months ended June 30, 2018 and June 30, 2017, net cash provided by (used in) operating activities was $5.5 million and $(44.6) million, respectively. In 2018, distributions from the Master Fund were the primary provider of cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
Net cash used in financing activities was $4.9 million during the six months ended June 30, 2018 and primarily consisted of cash outflows for distributions of $3.1 million to shareholders. Net cash provided by financing activities was $43.4 million during the six months ended June 30, 2017, primarily represented by proceeds from issuance of Common Shares of $46.4 million.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) the sale of our Common Shares (until we terminated our Public Offering on April 28, 2017), (ii) our shareholders' reinvestment of their distributions, (iii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iv) expense support payments pursuant to the Expense Support Agreement, and (v) the sale of our owned Master Fund shares in conjunction with periodic share repurchase programs. Our primary uses of cash include (i) investment in Master Fund common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders; (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in acquisition of Master Fund common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2018 and June 30, 2017.
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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2018 to June 30, 2018 and from January 1, 2017 to June 30, 2017:

	2018	2017
Balance as of January 1,	$3,618	$2,300
Accretion of discount (1)	34	38
Incremental charge to paid-in-capital (2)	79	1,190
Shareholder Services Component	184	—
DSS Fee Payments	(672)	—
Balance as of June 30,	$3,243	$3,528
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statement of operations.

(2)	Incremental charge to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2018. The declared distribution rates per Share for the period after June 30, 2018 are summarized as follows:

2018 Record Dates	2018 Payment Dates	Declared Distribution per Share
July 31	August 1	$0.05453
August 28	August 29	$0.05453
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

Obligation to Pay the Distribution Services Component of Distribution and Shareholder Servicing Fee
The Distribution Services Component of the DSS Fee represents reimbursement to the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for the distribution of our Common Shares. (See Note 2. Significant Accounting Policies - Distribution and Shareholder Servicing Fees regarding the obligation to pay the Distribution Services Component.) The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by us or the Dealer Manager. The table below presents the expected schedule of future payments of the Distribution Services Component of the DSS Fee:

	June 30, 2018
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$3,255	$981	$1,707	$567	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2018, 90.7% of the Master Fund's debt investments, or $339.7 million measured at fair value, is subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold, and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of June 30, 2018, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares, and (iii) our percent ownership of Master Fund shares:

Net Increase
Basis Points (bps) Increase	per Share
+50 bps	0.03
+100 bps	0.06
+150 bps	0.09
+200 bps	0.13
The Master Fund regularly measures its exposure to interest rate risk. The Master Fund assesses interest rate risk and manages its interest rate exposure on an ongoing basis by comparing its interest rate sensitive assets to its interest rate sensitive liabilities. Based on that review, the Master Fund determines whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2018 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 3, 2018, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2018, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated March 14, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)    None
(b)    None
(c)    The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	—	—	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	53,844	$9.10	53,844	—
Total	53,844		53,844	—
_____________________

(1)
The maximum number of shares available for repurchase on May 2, 2018 was 435,337. A description of the maximum number of Common Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	August 9, 2018	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Brian S. Williams
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2018. (Filed herewith.)
* These exhibit items were effective during a portion of the reporting period; however, as of the date of this filing, these items are no longer effective with respect to the registrant.