Form 10-Q
period 2019-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2019-08-09
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01094
GUGGENHEIM CREDIT INCOME FUND 2016 T
(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant's common shares outstanding as of August 5, 2019 was 17,411,770.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (18,748,539 shares purchased at a cost of $155,436 and 18,835,670 shares purchased at a cost of $156,091, respectively)	$150,724	$152,409
Cash	1,285	1,698
Receivable from related parties	—	31
Dividends receivable	—	2,189
Total assets	152,009	156,327

Liabilities
Due to Dealer Manager	$2,361	$2,907
Accounts payable, accrued expenses and other liabilities	30	81
Accrued professional services fees	61	56
Distributions payable	—	1,521
Payable to related parties	116	53
Total liabilities	2,568	4,618
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$149,441	$151,709

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,357,414 and 17,534,522 Common Shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	$17	$18
Paid-in-capital in excess of par value	152,480	153,899
Accumulated earnings (loss), net of distributions (1)	(3,056)	(2,208)
Total net assets	$149,441	$151,709
Net asset value per Common Share	$8.61	$8.65
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income
Dividends from investment in GCIF	$3,312	$3,489	$5,508	$5,902
Total investment income	3,312	3,489	5,508	5,902

Operating Expenses (1)
Administrative services	4	4	8	8
Related party reimbursements	52	67	104	120
Trustees fees	1	1	2	1
Professional services fees	31	36	69	68
Offering expenses	—	—	—	99
Shareholder servicing component expenses	86	92	173	184
Transfer agent expense	70	65	155	131
Other expenses	32	9	54	41
Total operating expenses	276	274	565	652
Reimbursement of expense support	65	168	122	272
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(57)	—	(57)
Net expenses	341	385	687	867
Net investment income	2,971	3,104	4,821	5,035

Realized and unrealized gains (losses):
Net realized gain from investment in GCIF	45	—	45	—
Long term gain distributions from investment in GCIF	—	—	849	882
Net realized gains from investment in GCIF	45	—	894	882
Net change in unrealized appreciation (depreciation) from investment in GCIF	(623)	(614)	(1,030)	303
Net realized and unrealized gains (losses)	(578)	(614)	(136)	1,185
Net increase in net assets resulting from operations	$2,393	$2,490	$4,685	$6,220

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.17	$0.18	$0.27	$0.29
Earnings per Common Share - basic and diluted	$0.14	$0.14	$0.27	$0.36
Weighted average Common Shares outstanding - basic and diluted	17,554,932	17,494,321	17,592,536	17,472,245
Distributions per Common Share	$0.16	$0.16	$0.31	$0.33
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	1,850	1,850
Net realized gains from investment in GCIF	—	—		—	849	849
Net change in unrealized depreciation from investment in GCIF	—	—		—	(407)	(407)
Net increase in net assets resulting from operations	—	$—		$—	$2,292	$2,292
Shareholder distributions:
Distributions from earnings	—	—		—	(2,661)	(2,661)
Net decrease in net assets resulting from shareholder distributions	—	$—		$—	$(2,661)	$(2,661)
Capital share transactions:
Common Shares issued from reinvestment of distributions	211,933	—	(1)	1,831	—	1,831
Common Shares repurchased	(207,679)	—	(1)	(1,797)	—	(1,797)
Distribution services charge	—	—		7	—	7
Net increase in net assets resulting from capital share transactions	4,254	$—		$41	$—	$41
Net increase (decrease) for the period	4,254	$—		$41	$(369)	$(328)
Balance at March 31, 2019	17,538,776	$18		$153,940	$(2,577)	$151,381
Operations:
Net investment income	—	—		—	2,971	2,971
Net realized gains from investment in GCIF	—	—		—	45	45
Net change in unrealized depreciation from investment in GCIF	—	—		—	(623)	(623)
Net increase in net assets resulting from operations	—	$—		$—	$2,393	$2,393
Shareholder distributions:
Distributions from earnings	—	—		—	(2,872)	(2,872)
Net decrease in net assets resulting from shareholder distributions	—	$—		$—	$(2,872)	$(2,872)
Capital share transactions:
Common Shares issued from reinvestment of distributions	142,234	—	(1)	1,229	—	1,229
Common Shares repurchased	(323,596)	(1)		(2,792)	—	(2,793)
Distribution services charge	—	—		103	—	103
Net increase in net assets resulting from capital share transactions	(181,362)	$(1)		$(1,460)	$—	$(1,461)
Net decrease for the period	(181,362)	$(1)		$(1,460)	$(479)	$(1,940)
Balance at June 30, 2019	17,357,414	$17		$152,480	$(3,056)	$149,441
_______________________

(1)	Amount is less than $1,000.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount				Total
Balance at December 31, 2017	17,401,934	$17		$153,325	$4,114	$157,456
Operations:
Net investment income	—	—		—	1,930	1,930
Net realized gains from investment in GCIF	—	—		—	882	882
Net change in unrealized appreciation from investment in GCIF	—	—		—	917	917
Net increase in net assets resulting from operations (2)	—	$—		$—	$3,729	$3,729
Shareholder distributions:
Distributions from earnings (2)	—	—		—	(2,854)	(2,854)
Net decrease in net assets resulting from shareholder distributions	—	$—		$—	$(2,854)	$(2,854)
Capital share transactions:
Common Shares issued from reinvestment of distributions	146,279	—	(1)	1,329	—	1,329
Common Shares repurchased	(102,672)	—	(1)	(929)	—	(929)
Distribution services charge	—	—		(27)	—	(27)
Net increase in net assets resulting from capital share transactions	43,607	$—		$373	$—	$373
Reclassifications of permanent book tax differences	—	$—		$(4)	$4	$—
Net increase for the period	43,607	$—		$369	$879	$1,248
Balance at March 31, 2018	17,445,541	$17		$153,694	$4,993	$158,704
Operations:
Net investment income	—	—		—	3,105	3,105
Net change in unrealized depreciation from investment in GCIF	—	—		—	(614)	(614)
Net increase in net assets resulting from operations (2)	—	$—		$—	$2,491	$2,491
Shareholder distributions:
Distributions from earnings (2)	—	—		—	(2,859)	(2,859)
Net decrease in net assets resulting from shareholder distributions	—	$—		$—	$(2,859)	$(2,859)
Capital share transactions:
Common Shares issued from reinvestment of distributions	146,262	1		1,324	—	1,325
Common Shares repurchased	(53,844)	—	(1)	(490)	—	(490)
Distribution services charge	—	—		(52)	—	(52)
Net increase in net assets resulting from capital share transactions	92,418	$1		$782	$—	$783
Net increase (decrease) for the period	92,418	$1		$782	$(368)	$415
Balance at June 30, 2018	17,537,959	$18		$154,476	$4,625	$159,119
_______________________

(1)	Amount is less than $1,000.

(2)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$4,685	$6,220
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Purchase of investment in GCIF	(1,000)	—
Sale of investment in GCIF through GCIF's share repurchase program	1,700	—
Net realized gains from investment in GCIF	(45)	—
Net change in unrealized (appreciation) depreciation from investment in GCIF	1,030	(303)
Increase (decrease) in operating assets:
Dividends receivable	2,189	—
Receivable from related parties	31	—
Prepaid expenses and other assets	—	99
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(4)	(4)
Accounts payable, accrued expenses and other liabilities	(51)	21
Accrued professional services fees	5	(5)
Payable to related parties	63	(561)
Net cash provided by operating activities	8,603	5,467

Financing activities
Repurchase of Common Shares	(4,589)	(1,419)
Distributions paid	(3,994)	(3,059)
Payment of DSS Fees	(433)	(450)
Net cash used in financing activities	(9,016)	(4,928)

Net increase (decrease) in cash	(413)	539
Cash, beginning of period	1,698	1,188
Cash, end of period	$1,285	$1,727
Supplemental information and non-cash financing activities:
Distributions reinvested	$3,060	$2,654
Due to Dealer Manager	$(110)	$79
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2016 T (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund", or "GCIF"). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
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
As of June 30, 2019, the Company owned 65.5% of the Master Fund's outstanding common shares.
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
Distribution and Shareholder Servicing Fees
The purpose of the distribution and shareholder servicing fee ("DSS Fee") is to reimburse Guggenheim Funds Distributors, LLC, a Delaware limited liability company (the "Dealer Manager" or "GFD"), an affiliate of Guggenheim, for costs incurred by selected dealers and investment representatives for (i) distribution of the Company's Common Shares (the "Distribution Services Component") and (ii) providing ongoing shareholder services (the "Shareholder Services Component"). Beginning in the third quarter of 2017 (the first calendar quarter after the close of the Company's Public Offering), the Company commenced recognition of the Shareholder Services Component as an expense on the Company's statements of operations as the services are provided. The Company allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to the Shareholder Services Component. As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company's Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016. The Company records a liability equal to the estimated present value of the Distribution Services Component payments, recorded as part of "Due to Dealer Manager" with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities and as a "Distribution services charge" on the statements of changes in net assets.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statements of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2018. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities Exchange Commission (“SEC”) Disclosure Update and Simplification:
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal quarter ended March 31, 2019. The SEC Release required presentation changes to the Company's Statements of Assets and Liabilities and Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, accumulated earnings (loss), net of distributions, on the Statements of Assets and Liabilities, as three components: 1) accumulated undistributed (distributions in excess of) net investment income; 2) accumulated undistributed net realized gains (losses) and 3) net unrealized appreciation (depreciation) on investment and presented distributions from earnings on the Statements of Changes in Net Assets as three components: 1) distributions from net investment income; 2) distributions from net realized gains on investment and 3) distributions in excess of net investment income. In accordance with the SEC Release, accumulated earnings and distributions from earnings are shown in total on the Statements of Assets and Liabilities and Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to comparative periods presented in the financial statements.

Notes to Financial Statements (Unaudited)

The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the six months ended June 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the six months ended June 30, 2018
Net investment income	$1,930	$3,105	$5,035
Net realized gains from investment in GCIF	882	—	882
Net change in unrealized appreciation from investment in GCIF	917	(614)	303
Net increase in net assets resulting from operations	$3,729	$2,491	$6,220
The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the six months ended June 30, 2018:

Six months ended June 30, 2018
Shareholder distributions:
Distribution from net investment income	$(4,831)
Distribution from realized gains from investment in GCIF	(882)
Distributions from distributable earnings	$(5,713)

Distributions from earnings for the three months ended March 31, 2018	$(2,854)
Distributions from earnings for the three months ended June 30, 2018	(2,859)
$(5,713)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated undistributed net investment income	$66
Accumulated undistributed net realized gains	1,408
Net unrealized depreciation on investment from investment in GCIF	(3,682)
Accumulated loss, net of distributions	$(2,208)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2019	18,748,539	18,927,247	18,889,937	$155,436	$150,724	100.9%
December 31, 2018	18,835,670	18,835,670	18,835,670	$156,091	$152,409	100.5%

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
From October 8, 2015 through March 20, 2019, the Company acquired its investment in the Master Fund at prices ranging from $7.84 per share to $8.55 per share.
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby each calendar quarter it offers to repurchase up to 2.5% of the weighted average number of common shares outstanding in the prior four calendar quarters at a price estimated to be equal to its net asset value per common share as of the end of the preceding calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program upon 30 days' notice.
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
Administrative Services Agreement
The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.
The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days' written notice to Guggenheim upon the vote of the Company's independent trustees or (ii) by Guggenheim upon not less than 120 days' written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund's independent trustees.

Notes to Financial Statements (Unaudited)

Dealer Manager Agreement
The Company is party to a dealer manager agreement with GFD (the "Dealer Manager Agreement"). Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the administration of the Company's DSS Fee payments to selected dealers and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. GFD does not receive any compensation to manage the Company's DSS Fees program and it is not entitled to retain any of the DSS Fees payments. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calendar days' written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.
Beginning in the fourth quarter of 2017 (the second calendar quarter after the close of the Company's Public Offering), the Company commenced quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The quarterly payment of the DSS Fee is computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) $9.12 per Common Share (the average net purchase price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares")) and (ii) the number of Common Shares outstanding on each day during the recording period, excluding (a) DRP Shares and (b) Shares owned by shareholders that are not recipients of ongoing shareholder services from eligible selected dealers. The Company will cease to pay the DSS Fee at the earlier of: (i) the date at which the second amended and restated dealer manager agreement (the "Dealer Manager Agreement") is terminated; (ii) the date at which the underwriting compensation from all sources, including the DSS Fee, any organization and offering fees paid to the Dealer Manager for underwriting, underwriting compensation and shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs.
During the three months ended June 30, 2019, a reduction of $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. During the six months ended June 30, 2019, a reduction of $0.1 million of DSS Fees was booked to "Paid-in-capital in excess of par value", $0.2 million was charged to "Shareholder servicing component expenses", and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of June 30, 2019, the Company had recognized a liability to the Dealer Manager of $2.4 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $2.1 million, or $2.1 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $2.1 million of the DSS Fee: Distribution Services Component:

	June 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$2,105	$872	$1,233	$—	$—
Organization and Offering Expense Reimbursement Agreement
The Company is party to an organization and offering expense reimbursement agreement, as may be amended (the "O&O Agreement"), with Guggenheim. Under the O&O Agreement the Company reimbursed Guggenheim for organization and offering expenses incurred on the Company's behalf, including, but not limited to, legal services, audit services, printer services and the registration of securities under the Securities Act. The reimbursement of organization and offering expenses was conditional on the Company's receipt of equity capital from the sale of its Common Shares. Any such reimbursement could not exceed actual expenses incurred by Guggenheim and their affiliates. The Advisors were ultimately responsible for the payment of the Company's cumulative organization and offering expenses to the extent they exceeded 1.5% of the aggregate proceeds from the sale of the Company's Common Shares, without recourse against or reimbursement by the Company. Under the terms of the O&O Agreement, the Company is not obligated to reimburse Guggenheim for any unreimbursed offering expenses after the close of the Company's Public Offering on April 28, 2017.

Notes to Financial Statements (Unaudited)

Expense Support and Conditional Reimbursement Agreement
The Company initially entered into an expense support and conditional reimbursement agreement with Carey Credit Advisors, LLC ("CCA"), one of the Company's prior investment advisors, and Guggenheim on July 24, 2015, as amended (the "Prior Expense Support Agreement"). According to the terms of the Prior Expense Support Agreement, CCA and Guggenheim agreed to reimburse the Company for expenses in an amount that is sufficient to ensure that no portion of the Company's distributions to shareholders will be paid from Common Share offering proceeds. CCA and Guggenheim agreed to reimburse the Company monthly for expenses in an amount equal to the difference between the Company's cumulative distributions paid to its shareholders in each month less the sum of the Company's estimated investment company taxable income and net capital gains in each month. On September 5, 2017 the Company entered into an amended and restated expense support and conditional reimbursement agreement (the "Expense Support Agreement") with Guggenheim and CCA, for a limited purpose, effective as of September 11, 2017. The amended terms of the Expense Support Agreement: (i) released CCA from all obligations to make further expense payments, (ii) terminated all of CCA's rights under the Expense Support Agreement, including any right to reimbursement for prior period expense payments made under the terms of the Prior Expense Support Agreement and (iii) permitted the Company the option to limit or reduce Guggenheim expense payments in any manner so that the Company will comply with IRC Section 851 in each of its future tax years. As a result, 100% of all CCA's prior periods' unreimbursed expense payments were classed as ineligible for future reimbursement, and going forward, Guggenheim is the sole source of expense payments and solely eligible for reimbursement of prior periods' expense payments.
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
The Company or Guggenheim may terminate the Expense Support Agreement at any time. The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company.
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
February 2017	258	(129)	(79)	50	0.64%	0.64480	February 29, 2020
March 2017	348	(174)	(174)	—	0.64%	0.64480	March 31, 2020
April 2017	179	(89)	—	90	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	—	127	0.64%	0.63076	May 31, 2020
June 2017	315	(158)	—	157	0.64%	0.63076	June 30, 2020
April 2018	57	—	—	57	0.43%	0.67571	April 30, 2021
Total				$481
______________________

(1)
Other operating expenses include all expenses borne by the Company excluding organization and offering costs, a management fee, a performance-based incentive fee, financing fees and costs and interest expense.

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

Summary of Related Party Transactions for the Three and Six Months Ended June 30, 2019 and June 30, 2018
The following table presents the related party fees, expenses, and transactions for the three and six months ended June 30, 2019 and June 30, 2018; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales, and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party (1)	Source Agreement & Description	2019	2018	2019	2018
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$52	$67	$104	$120
Guggenheim	Expense Support Agreement - expense support reimbursement	65	168	122	272
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	57	—	57
____________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents, and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2019, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)

Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2019 and (b) the period commencing on July 24, 2015 (inception) through June 30, 2019:

	Six Months Ended		Inception through
	June 30, 2019		June 30, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	354,167	3,060	1,672,254	15,056
Net proceeds from all issuance of Common Shares	354,167	$3,060	18,642,662	$169,864
Average net proceeds per Common Share	$8.64		$9.11
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the two years ended June 30, 2019:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
Total	877,442	531,275	$4,589		60.5%

2018:
March 14, 2018	417,473	102,672	$929	$9.05	24.6%	0.61%
June 6, 2018	435,337	53,844	490	9.10	12.4%	0.31%
September 5, 2018	436,451	129,420	1,174	9.07	29.7%	0.74%
December 6, 2018	437,336	159,421	1,438	9.02	36.5%	0.91%
Total	1,726,597	445,357	$4,031		25.8%

2017:
September 20, 2017	307,448	119,167	$1,088	$9.13	38.8%	0.97%
December 20, 2017	373,463	153,087	1,395	9.11	41.0%	1.02%
Total	680,911	272,254	$2,483		40.0%
________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

Notes to Financial Statements (Unaudited)

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2019 and June 30, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
			$0.31450	$5,533
For Fiscal Year 2018
January 30	January 31	$0.05453	$0.05453	$949
February 27	February 28	0.05453	0.05453	951
March 27	March 28	0.05453	0.05453	954
April 24	April 25	0.05453	0.05453	951
May 29	May 30	0.05453	0.05453	954
June 26	June 27	0.05453	0.05453	954
			$0.32718	$5,713

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended June 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.65	$9.05
Net investment income (1)	0.27	0.29
Long term gain distributions from investment in GCIF (1)	0.05	0.05
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.05)	0.01
Net increase resulting from operations	0.27	0.35
Distributions to common shareholders
Distributions from net investment income (3)	(0.27)	(0.28)
Distributions from realized gains on investment (3)	(0.04)	(0.05)
Net decrease resulting from distributions	(0.31)	(0.33)
Net asset value, end of period	$8.61	$9.07

INVESTMENT RETURNS
Total investment return-net asset value (4)	3.19%	3.94%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$149,441	$159,119
Average net assets (5)	$151,775	$158,620
Common Shares outstanding, end of period	17,357,414	17,537,959
Weighted average Common Shares outstanding	17,592,536	17,472,245
Ratios-to-average net assets:(5) (6)
Total expenses	0.37%	0.41%
Effect of expense reimbursement to Advisors	0.08%	0.14%
Net expenses	0.45%	0.55%
Net investment income	3.18%	3.17%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

(4)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets, expressed as a percentage, are not annualized.

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2019 and June 30, 2018, were 3.84% and 3.71%, respectively.

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
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us" and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (Unaudited), unless otherwise defined herein.
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
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation.
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

The Master Fund's investment activities may vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments the Master Fund currently seeks and intends to seek in the future, the amount of equity capital the Master Fund raises from the sale of its common shares to us and any other feeder funds and the amount and cost of capital that the Master Fund may borrow.

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
Operating Expenses
Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services, legal services, transfer agent services, shareholder servicing component expenses, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third-party valuation services and various other professional services fees.
Results of Operations
Operating results for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total investment income	$3,312	$3,489	$5,508	$5,902
Net expenses	341	385	687	867
Net investment income	2,971	3,104	4,821	5,035
Net realized gain from investment in GCIF	45	—	45	—
Long term gain distributions from investment in GCIF	—	—	849	882
Net change in unrealized appreciation (depreciation) from investment in GCIF	(623)	(614)	(1,030)	303
Net increase in net assets resulting from operations	$2,393	$2,490	$4,685	$6,220
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2019 and June 30, 2018.

Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Administrative services	$4	$4	$8	$8
Related party reimbursements	52	67	104	120
Trustees fees	1	1	2	1
Professional services fees	31	36	69	68
Offering expenses	—	—	—	99
Shareholder servicing component expenses	86	92	173	184
Transfer agent expense	70	65	155	131
Other expenses	32	9	54	41
Total operating expenses	276	274	565	652
Reimbursement of expense support	65	168	122	272
Less: Expense support from related parties	—	(57)	—	(57)
Net expenses	$341	$385	$687	$867
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares
Beginning on July 1, 2017, the Company incurred an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the Dealer Manager of the Company's Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component accrues daily and is recorded on the statement of operations. The Shareholder Servicing Component is computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company's shareholders that are not receiving shareholder services from an eligible participating broker-dealer. The Shareholder Servicing Component expense is borne equally among all of the Company's outstanding Shares as incurred.
Net Realized Gains from Investment
During the three and six months ended June 30, 2019, we had net realized gains of less than $0.1 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2018, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment.
During the three and six months ended June 30, 2019, $0.0 million and $0.8 million, respectively, of distributions received from the Master Fund was classified as a long term gain distribution.
During the three and six months ended June 30, 2018, $0.0 million and $0.9 million, respectively, of distributions received from the Master Fund was classified as a long term gain distribution.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.6) million and $(1.0) million, respectively.
For the three and six months ended June 30, 2018 the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $(0.6) million and $0.3 million, respectively.

Cash Flows for the Six Months Ended June 30, 2019 and June 30, 2018
For the six months ended June 30, 2019 and June 30, 2018 net cash provided by operating activities was $8.6 million and $5.5 million, respectively. In 2019 and 2018, distributions from the Master Fund were the primary provider of cash.
For the six months ended June 30, 2019, net cash used in financing activities was ($9.0) million which primarily consisted of cash outflows for repurchase of common shares of $(4.6) million to shareholders and payment of distributions of $(4.0) million. For the six months ended June 30, 2018, net cash used in financing activities was $(4.9) million during the which primarily consisted of cash outflows for distributions of $(3.1) million to shareholders.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) our shareholders' reinvestment of their distributions, (ii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iii) expense support payments pursuant to the Expense Support Agreement and (iv) the sale of our owned Master Fund shares in conjunction with periodic share repurchase programs. Our primary uses of cash include (i) investment in Master Fund common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders (iv) repurchases of our Common Shares pursuant to our periodic share repurchase programs and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2019 and June 30, 2018.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2019 to June 30, 2019 and from January 1, 2018 to June 30, 2018:

	2019	2018
Balance as of January 1,	$2,907	$3,618
Accretion of discount (1)	29	34
Incremental charge (reduction) to paid-in-capital (2)	(110)	79
Shareholder services component	173	184
DSS fee payments	(638)	(672)
Balance as of June 30,	$2,361	$3,243
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statement of operations.

(2)	Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2019. The declared distribution rates per Share for the period after June 30, 2019 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
July 1, 8, 15, 22, 29	July 31	$0.01258	$0.06290
August 5, 12, 19, 26	August 28	0.01258	0.05032
Related Party Agreements and Transactions
Expense Support and Conditional Reimbursement Agreement
We have entered into agreements with Guggenheim whereby we agreed to (i) receive expense support payments and to conditionally reimburse it for prior period expense support payments, (ii) pay for administrative services and (iii) periodically pay DSS Fees to the Dealer Manager, an affiliate of Guggenheim. See Note 4. Related Party Agreements and Transactions for a discussion of related party agreements and expense reimbursement agreements.
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

	June 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$2,105	$872	$1,233	$—	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2019, 93.1% of the Master Fund's debt investments (89.7% of total investments), or $337.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of June 30, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 5, 2019, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2019, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2019.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 to April 30, 2019	—	—	—	—
May 1, 2019 to May 31, 2019	—	—	—	—
June 1, 2019 to June 30, 2019	323,596	8.63	323,596	—
Total	323,596		323,596	—
_____________________
(1)    The maximum number of Shares available for repurchase on June 19, 2019 was 439,278. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	August 9, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Brian S. Williams
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

10.7
Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8
Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9
Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01094) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2019 (Filed herewith)