Form 10-Q
period 2019-09-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2019-11-08
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01094
GUGGENHEIM CREDIT INCOME FUND 2016 T
(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 1, 2019 was 17,157,367.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be" and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2018, that was filed on March 14, 2019. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the notes to the financial statements of the registrant in Part I. Item 1. Financial Statements (Unaudited).
Unless otherwise noted, the terms “we,” “us,” “our” and the "Company" refer to Guggenheim Credit Income Fund 2016 T. All capitalized terms have the same meaning as defined in the Notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (18,748,539 shares purchased at a cost of $155,436 and 18,835,670 shares purchased at a cost of $156,091, respectively)	$147,887	$152,409
Cash	1,547	1,698
Receivable from related parties	—	31
Dividends receivable	727	2,189
Total assets	150,161	156,327

Liabilities
Due to Dealer Manager	2,117	2,907
Accounts payable, accrued expenses and other liabilities	42	81
Accrued professional services fees	73	56
Distributions payable	1,098	1,521
Payable to related parties	193	53
Total liabilities	3,523	4,618
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$146,638	$151,709

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 17,455,826 and 17,534,522 Common Shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$17	$18
Paid-in-capital in excess of par value	153,344	153,899
Accumulated earnings (loss), net of distributions (1)	(6,723)	(2,208)
Total net assets	$146,638	$151,709
Net asset value per Common Share	$8.40	$8.65
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income
Dividends from investment in GCIF	$2,571	$3,604	$8,079	$9,506
Total investment income	2,571	3,604	8,079	9,506

Operating Expenses (1)
Administrative services	4	4	12	11
Related party reimbursements	56	41	160	161
Trustees fees	1	1	3	2
Professional services fees	23	37	92	105
Offering costs	—	—	—	99
Shareholder servicing expenses	85	94	258	278
DSS fee discount amortization	7	15	35	48
Transfer agent expense	71	66	226	197
Other expenses	15	12	41	20
Total operating expenses	262	270	827	921
Reimbursement of expense support	72	95	194	367
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	—	—	(57)
Net expenses	334	365	1,021	1,231
Net investment income	2,237	3,239	7,058	8,275

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	—	—	45	—
Long term gain (loss) distributions from investment in GCIF	—	(5)	849	877
Net realized gains (losses) from investment in GCIF	—	(5)	894	877
Net change in unrealized depreciation from investment in GCIF	(2,837)	(1,175)	(3,867)	(872)
Net realized and unrealized gains (losses)	(2,837)	(1,180)	(2,973)	5
Net increase (decrease) in net assets resulting from operations	$(600)	$2,059	$4,085	$8,280

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.13	$0.18	$0.40	$0.47
Earnings (loss) per Common Share - basic and diluted	$(0.03)	$0.12	$0.23	$0.47
Weighted average Common Shares outstanding - basic and diluted	17,410,326	17,573,072	17,531,132	17,506,224
Distributions per Common Share	$0.18	$0.16	$0.49	$0.49
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	1,850	1,850
Net realized gains from investment in GCIF	—	—		—	849	849
Net change in unrealized depreciation from investment in GCIF	—	—		—	(407)	(407)
Net increase in net assets resulting from operations	—	—		—	2,292	2,292
Shareholder distributions:
Distributions from earnings	—	—		—	(2,661)	(2,661)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,661)	(2,661)
Capital share transactions:
Common Shares issued from reinvestment of distributions	211,933	—	(1)	1,831	—	1,831
Common Shares repurchased	(207,679)	—	(1)	(1,797)	—	(1,797)
Distribution services charge	—	—		7	—	7
Net increase in net assets resulting from capital share transactions	4,254	—		41	—	41
Net increase (decrease) for the period	4,254	—		41	(369)	(328)
Balance at March 31, 2019	17,538,776	$18		$153,940	$(2,577)	$151,381
Operations:
Net investment income	—	—		—	2,971	2,971
Net realized gains from investment in GCIF	—	—		—	45	45
Net change in unrealized depreciation from investment in GCIF	—	—		—	(623)	(623)
Net increase in net assets resulting from operations	—	—		—	2,393	2,393
Shareholder distributions:
Distributions from earnings	—	—		—	(2,872)	(2,872)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,872)	(2,872)
Capital share transactions:
Common Shares issued from reinvestment of distributions	142,234	—	(1)	1,229	—	1,229
Common Shares repurchased	(323,596)	(1)		(2,792)	—	(2,793)
Distribution services charge	—	—		103	—	103
Net decrease in net assets resulting from capital share transactions	(181,362)	(1)		(1,460)	—	(1,461)
Net decrease for the period	(181,362)	(1)		(1,460)	(479)	(1,940)
Balance at June 30, 2019	17,357,414	$17		$152,480	$(3,056)	$149,441
Operations:
Net investment income	—	—		—	2,237	2,237
Net change in unrealized depreciation from investment in GCIF	—	—		—	(2,837)	(2,837)
Net decrease in net assets resulting from operations	—	—		—	(600)	(600)
Shareholder distributions:
Distributions from earnings	—	—		—	(3,067)	(3,067)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,067)	(3,067)
Capital share transactions:
Common Shares issued from reinvestment of distributions	98,412	—	(1)	838	—	838
Distribution services charge	—	—		26	—	26
Net increase in net assets resulting from capital share transactions	98,412	—		864	—	864
Net increase (decrease) for the period	98,412	—		864	(3,667)	(2,803)
Balance at September 30, 2019	17,455,826	$17		$153,344	$(6,723)	$146,638

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount				Total
Balance at December 31, 2017	17,401,934	$17		$153,325	$4,114	$157,456
Operations:
Net investment income	—	—		—	1,930	1,930
Net realized gains from investment in GCIF	—	—		—	882	882
Net change in unrealized appreciation from investment in GCIF	—	—		—	917	917
Net increase in net assets resulting from operations (2)	—	—		—	3,729	3,729
Shareholder distributions:
Distributions from earnings (2)	—	—		—	(2,854)	(2,854)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,854)	(2,854)
Capital share transactions:
Common Shares issued from reinvestment of distributions	146,279	—	(1)	1,329	—	1,329
Common Shares repurchased	(102,672)	—	(1)	(929)	—	(929)
Distribution services charge	—	—		(27)	—	(27)
Net increase in net assets resulting from capital share transactions	43,607	—		373	—	373
Reclassifications of permanent book tax differences	—	—		(4)	4	—
Net increase for the period	43,607	—		369	879	1,248
Balance at March 31, 2018	17,445,541	$17		$153,694	$4,993	$158,704
Operations:
Net investment income	—	—		—	3,105	3,105
Net change in unrealized depreciation from investment in GCIF	—	—		—	(614)	(614)
Net increase in net assets resulting from operations (2)	—	—		—	2,491	2,491
Shareholder distributions:
Distributions from earnings (2)	—	—		—	(2,859)	(2,859)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,859)	(2,859)
Capital share transactions:
Common Shares issued from reinvestment of distributions	146,262	1		1,324	—	1,325
Common Shares repurchased	(53,844)	—	(1)	(490)	—	(490)
Distribution services charge	—	—		(52)	—	(52)
Net increase in net assets resulting from capital share transactions	92,418	1		782	—	783
Net increase (decrease) for the period	92,418	1		782	(368)	415
Balance at June 30, 2018	17,537,959	$18		$154,476	$4,625	$159,119
Operations:
Net investment income	—	—		—	3,240	3,240
Net realized loss from investment in GCIF	—	—		—	(5)	(5)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(1,175)	(1,175)
Net increase in net assets resulting from operations (2)	—	—		—	2,060	2,060
Shareholder distributions:
Distributions from earnings (2)	—	—		—	(2,802)	(2,802)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,802)	(2,802)
Capital share transactions:
Common Shares issued from reinvestment of distributions	141,403	—		1,277	—	1,277
Common Shares repurchased	(129,421)	—		(1,174)	—	(1,174)
Distribution services charge	—	—		(94)	—	(94)
Net increase in net assets resulting from capital share transactions	11,982	—		9	—	9
Net increase (decrease) for the period	11,982	—		9	(742)	(733)
Balance at September 30, 2018	17,549,941	$18		$154,485	$3,883	$158,386
_______________________

(1)	Amount is less than $1,000.

(2)	See Note 2. Significant Accounting Policies.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net increase in net assets resulting from operations	$4,085	$8,280
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Purchase of investment in GCIF	(1,000)	—
Sale of investment in GCIF through GCIF's share repurchase program	1,700	—
Net realized gains from investment in GCIF	(45)	—
Net change in unrealized depreciation from investment in GCIF	3,867	872
(Increase) decrease in operating assets:
Receivable from related parties	31	38
Dividends receivable	1,462	—
Prepaid expenses and other assets	—	99
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(13)	(5)
Accounts payable, accrued expenses and other liabilities	(39)	(15)
Accrued professional services fees	17	10
Payable to related parties	140	(617)
Net cash provided by operating activities	10,205	8,662

Financing activities
Distributions paid	(5,125)	(4,584)
Repurchase of Common Shares	(4,590)	(2,593)
Payment of DSS Fees	(641)	(673)
Net cash used in financing activities	(10,356)	(7,850)

Net increase (decrease) in cash	(151)	812
Cash, beginning of period	1,698	1,188
Cash, end of period	$1,547	$2,000
Supplemental information and non-cash financing activities:
Distributions reinvested	$3,898	$3,931
Due to Dealer Manager	$(136)	$3,113
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
As of September 30, 2019, the Company owned 65.5% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the Statements of Operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification:
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

Notes to Financial Statements (Unaudited)

The following table provides the reconciliation of the components of net increase in net assets from operations to conform to the current period presentation for the nine months ended September 30, 2018:

	For the three months ended March 31, 2018	For the three months ended June 30, 2018	For the three months ended September 30, 2018	For the nine months ended September 30, 2018
Net investment income	$1,930	$3,105	$3,240	$8,275
Net realized gains (losses) from investment in GCIF	882	—	(5)	877
Net change in unrealized appreciation (depreciation) from investment in GCIF	917	(614)	(1,175)	(872)
Net increase in net assets resulting from operations	$3,729	$2,491	$2,060	$8,280
The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Shareholder distributions:
Distribution from net investment income	$(7,638)
Distribution from net realized gains from investment in GCIF	(877)
Distributions from earnings	$(8,515)

Distributions from earnings for the three months ended March 31, 2018	$(2,854)
Distributions from earnings for the three months ended June 30, 2018	(2,859)
Distributions from earnings for the three months ended September 30, 2018	(2,802)
$(8,515)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated undistributed net investment income	$66
Accumulated undistributed net realized gains	1,408
Net unrealized depreciation on investment from investment in GCIF	(3,682)
Accumulated loss, net of distributions	$(2,208)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2019	18,748,539	18,748,539	18,842,287	$155,436	$147,887	100.9%
December 31, 2018	18,835,670	18,835,670	18,835,670	$156,091	$152,409	100.5%

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
During the three months ended September 30, 2019, a reduction of less than $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. During the nine months ended September 30, 2019, a reduction of $0.1 million of DSS Fees was booked to "Paid-in-capital in excess of par value", $0.3 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of September 30, 2019, the Company had recognized a liability to the Dealer Manager of $2.1 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.9 million, or $1.8 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.9 million of the DSS Fee: Distribution Services Component:

	September 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$1,853	$860	$993	$—	$—
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
February 2017	$258	$(129)	$(129)	$—	0.64%	$0.64480	February 29, 2020
March 2017	348	(174)	(174)	—	0.64%	0.64480	March 31, 2020
April 2017	179	(89)	(21)	69	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	—	127	0.64%	0.63076	May 31, 2020
June 2017	315	(158)	—	157	0.64%	0.63076	June 30, 2020
April 2018	57	—	—	57	0.43%	0.67571	April 30, 2021
Total				$410
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

Summary of Related Party Transactions for the Three and Nine Months Ended September 30, 2019 and September 30, 2018
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2019 and September 30, 2018; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party (1)	Source Agreement & Description	2019	2018	2019	2018
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$56	$41	$160	$161
Guggenheim	Expense Support Agreement - expense support reimbursement	72	95	194	367
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support from related parties	—	—	—	57
____________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2019, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)

Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the nine months ended September 30, 2019 and (b) the period commencing on July 24, 2015 (inception) through September 30, 2019:

	Nine Months Ended		Inception through
	September 30, 2019		September 30, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	452,579	3,898	1,770,666	15,894
Net proceeds from all issuance of Common Shares	452,579	$3,898	18,741,074	$170,702
Average net proceeds per Common Share	$8.61		$9.11
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the two years ended September 30, 2019:

Tender Offer Termination Date		Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 8, 2019		438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019		439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	(2)	—	—	—	—	—%	—%
Total		877,442	531,275	$4,589		60.5%

2018:
March 14, 2018		417,473	102,672	$929	$9.05	24.6%	0.61%
June 6, 2018		435,337	53,844	490	9.10	12.4%	0.31%
September 5, 2018		436,451	129,420	1,174	9.07	29.7%	0.74%
December 6, 2018		437,336	159,421	1,438	9.02	36.5%	0.91%
Total		1,726,597	445,357	$4,031		25.8%

2017:
December 20, 2017		373,463	153,087	$1,395	$9.11	41.0%	1.02%
Total		373,463	153,087	$1,395		41.0%
________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)	See Note 8. Subsequent Events to our unaudited financial statements for details on tender offer filed on August 1, 2019.

Notes to Financial Statements (Unaudited)

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2019 and September 30, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
July 1, 8, 15, 22, 29	July 29	0.01258	0.06290	1,092
August 5, 12, 19, 26	August 28	0.01258	0.05032	877
September 2, 9, 16, 23, 30	October 2	0.01258	0.06290	1,098
			$0.49062	$8,600
For Fiscal Year 2018
January 30	January 31	$0.05453	$0.05453	$949
February 27	February 28	0.05453	0.05453	952
March 27	March 28	0.05453	0.05453	954
April 24	April 25	0.05453	0.05453	951
May 29	May 30	0.05453	0.05453	954
June 26	June 27	0.05453	0.05453	954
July 31	August 1	0.05453	0.05453	956
August 28	August 29	0.05453	0.05453	959
September 4, 11, 18, 25	September 26	0.01258	0.05032	886
			$0.48656	$8,515

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.65	$9.05
Net investment income (1)	0.40	0.47
Long term gain distributions from investment in GCIF (1)	0.05	0.05
Net unrealized depreciation from investment in GCIF (2)	(0.22)	(0.06)
Net increase resulting from operations	0.23	0.46
Distributions to common shareholders
Distributions from net investment income (3)	(0.40)	(0.44)
Distributions from realized gains on investment (3)	(0.09)	(0.05)
Distributions in excess of net investment income (3)	—	—
Distributions from earnings (3)	(0.49)	(0.49)
Net decrease resulting from distributions	(0.49)	(0.49)
Capital Share Transactions
Distribution services charge (7)	0.01	—
Net increase in net assets resulting from Capital Share transactions	0.01	—
Net asset value, end of period	$8.40	$9.02

INVESTMENT RETURNS
Total investment return-net asset value (4)	2.79%	5.23%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$146,638	$158,386
Average net assets (5)	$150,704	$158,709
Common Shares outstanding, end of period	17,455,826	17,549,941
Weighted average Common Shares outstanding	17,531,132	17,506,224
Ratios-to-average net assets: (5) (6)
Total expenses	0.55%	0.58%
Effect of expense reimbursement to Advisors	0.13%	0.20%
Net expenses	0.68%	0.78%
Net investment income	4.68%	5.21%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)
The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the nine months ended September 30, 2019 and September 30, 2018, were 5.85% and 5.46%, respectively.

(7)
The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period.

Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements, other than the one discussed below.
The Company filed a tender offer to purchase up to 439,656 Shares on August 1, 2019. After the tender offer expiration date of October 11, 2019, the Company determined to accept for purchase 396,895 shares, which represents 90.3% of total shares offered for repurchase. As of October 24, 2019, the Company accepted for payment all of the Shares that were validly tendered and not withdrawn at a price of $8.37 per Share, for an aggregate purchase price of $3.3 million.

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
Results of Operations
Operating results for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total investment income	$2,571	$3,604	$8,079	$9,506
Net expenses	334	365	1,021	1,231
Net investment income	2,237	3,239	7,058	8,275
Net realized gain from investment in GCIF	—	—	45	—
Long term gain (loss) distributions from investment in GCIF	—	(5)	849	877
Net change in unrealized depreciation from investment in GCIF	(2,837)	(1,175)	(3,867)	(872)
Net increase (decrease) in net assets resulting from operations	$(600)	$2,059	$4,085	$8,280
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2019 and September 30, 2018.

Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Administrative services	$4	$4	$12	$11
Related party reimbursements	56	41	160	161
Trustees fees	1	1	3	2
Professional services fees	23	37	92	105
Offering expenses	—	—	—	99
Shareholder servicing component expenses	85	94	258	278
DSS fee discount amortization	7	15	35	48
Transfer agent expense	71	66	226	197
Other expenses	15	12	41	20
Total operating expenses	262	270	827	921
Reimbursement of expense support	72	95	194	367
Less: Expense support from related parties	—	—	—	(57)
Net expenses	$334	$365	$1,021	$1,231
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares
Beginning on July 1, 2017, the Company incurred an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the Dealer Manager of the Company's Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component accrues daily and is recorded on the statements of operations. The Shareholder Servicing Component is computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company's shareholders that are not receiving shareholder services from an eligible participating broker-dealer. The Shareholder Servicing Component expense is borne equally among all of the Company's outstanding Shares as incurred.
Net Realized Gains from Investment
During the three and nine months ended September 30, 2019, we had net realized gains of $0.0 million and less than $0.1 million, respectively, as a result of our sale of Master Fund Shares. During the three and nine months ended September 30, 2018, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment.
During the three and nine months ended September 30, 2019, $0.0 million and $0.8 million, respectively, of distributions received from the Master Fund was classified as a long term gain distribution.
During the three and nine months ended September 30, 2018, less than $0.1 million and $0.9 million, respectively, of distributions received from the Master Fund was classified as a long term gain distribution.
Changes in Unrealized Depreciation from Investment
For the three and nine months ended September 30, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(2.8) million and $(3.9) million, respectively.
For the three and nine months ended September 30, 2018 the total net change in unrealized depreciation on our investment in the Master Fund was $(1.2) million and $(0.9), respectively.

Cash Flows for the Nine Months Ended September 30, 2019 and September 30, 2018
For the nine months ended September 30, 2019 and September 30, 2018 net cash provided by operating activities was $10.2 million and $8.7 million, respectively. In 2019 and 2018, distributions from the Master Fund were the primary provider of cash.
For the nine months ended September 30, 2019, net cash used in financing activities was ($10.4) million which primarily consisted of cash outflows for repurchase of common shares of $(4.6) million to shareholders and payment of distributions of $(5.1) million. For the nine months ended September 30, 2018, net cash used in financing activities was $(7.9) million which primarily consisted of cash outflows for distributions of $(4.6) million to shareholders.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2019 and September 30, 2018.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2019 to September 30, 2019 and from January 1, 2018 to September 30, 2018:

	2019	2018
Balance as of January 1,	$2,907	$3,618
Accretion of discount (1)	35	48
Incremental charge (reduction) to paid-in-capital (2)	(136)	173
Shareholder services component	258	278
DSS fee payments	(947)	(1,004)
Balance as of September 30,	$2,117	$3,113
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statements of operations.

(2)	Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2019. The declared distribution rates per Share for the period after September 30, 2019 are summarized as follows:

2019 Record Dates	2019 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
October 7, 14, 21, 28	October 30	$0.01258	$0.05032
November 4, 11, 18, 25	November 27	0.01258	0.05032
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

	September 30, 2019
	Total	< 1 year	1-3 years	3-5 years	> 5 years
DSS Fee: Distribution Services Component	$1,853	$860	$993	$—	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2019, 94.3% of the Master Fund's debt investments (91.1% of total investments), or $342.3 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of September 30, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(0.03)
+50 bps	0.03
+100 bps	0.07
+150 bps	0.10
+200 bps	0.14
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2019 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At November 4, 2019, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
From time to time, we, or our administrator, may be a party to certain legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including legal proceedings related to the enforcement of our rights under contracts with our portfolio companies. While legal proceedings, lawsuits, claims and regulatory proceedings are subject to many uncertainties and their ultimate outcomes are not predictable with assurance, the results of these proceedings are not expected to have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors.
As of September 30, 2019, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2019.

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019		—	—	—	—
August 1, 2019 to August 31, 2019	(1)	—	—	—	—
September 1, 2019 to September 30, 2019		—	—	—	—
Total		—		—	—
_____________________
(1)    See Note 8. Subsequent Events to our unaudited financial statements included herein for details on tender offer filed on August 1, 2019.
Item 5. Other Information.
None.

Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	November 8, 2019	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Brian S. Williams
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01094) as filed on November 2, 2018.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2019 (Filed herewith)