Form 10-K
period 2019-12-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2020-03-13
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01094
GUGGENHEIM CREDIT INCOME FUND 2016 T
(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 739-0700
Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2019, non-affiliates held 17,357,414 of the outstanding common shares with an aggregate market value of $149.4 million based on a net asset value of $8.61 per common share.
The number of the Registrant's common shares outstanding as of March 6, 2020 was 17,048,185.
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
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data.
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund 2019. Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

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
Item 1A. Risk Factors.
Our business, results of operations, financial condition and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list of risk factors to be exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time. The list of risk factors presented below pertain to us, or the Master Fund or both us and the Master Fund.
RISKS RELATED TO OUR BUSINESS
Our ability to achieve our investment objectives depends on the Advisor's ability to manage and support our investment process. If the Advisor were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objectives could be significantly harmed.
We do not have employees. Additionally, we have no internal management capacity other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of our Advisor to achieve our investment objectives. Our Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our success will depend to a significant extent on the continued service and coordination of our Advisor, including its key professionals. The departure of a significant number of key professionals from Guggenheim could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives also depends on the ability of our Advisor to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our Advisor's capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, our Advisor may need to retain, hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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
Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that Guggenheim will depend on its relationships with corporations, financial institutions and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If Guggenheim fails to maintain its existing relationships, or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Guggenheim has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and private credit funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately-owned U.S. companies. Moreover, we have experienced, and may continue to experience, increased competition from banks and investment vehicles who may continue to lend to the middle market, including lending activity in our target market of privately-owned U.S. companies. Additionally, the Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans in the middle market for private companies. As a result of these new entrants and regulatory incentives, competition for investment opportunities in privately-owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if we do not match our competitors’ pricing, terms and investment structure criteria. If we are forced to match these competitors’ investment terms criteria, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our regulated investment company ("RIC" or "RICs") status under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). The competitive pressures we face, and the manner in which we react or adjust to these competitive pressures, may have a material adverse effect on our business, financial condition, results of operations, effective yield on investments, investment returns, leverage ratio and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objectives.
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

Subject to our Board of Trustees’ discretion and applicable legal restrictions, we intend to authorize and declare ordinary cash distributions on a weekly, semi-monthly or monthly basis and intend to pay such distributions on a monthly basis. We expect to pay distributions out of assets legally available for distribution based on our investment performance. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described in this Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. Distributions from offering proceeds or from borrowings could also reduce the amount of capital we ultimately invest in interests of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.
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

As a BDC, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Board of Trustees. There is not a public market or active secondary market for many of the securities of the privately-held companies in which we intend to invest. The majority of our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. As a result, we will value a significant portion of these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees. The determination of fair value, and thus the amount of unrealized gains or losses we may recognize in any year, is to a degree subjective, and our Advisor has a conflict of interest in making recommendations of fair value. We will value these securities at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and based on input from our Advisor and our Audit Committee. Our Board of Trustees may utilize the services of independent third-party valuation firms to aid it in determining the fair value of any securities and generally expects to do so with respect to Level 3 assets on a quarterly basis.. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly-traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by our Board of Trustees may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on either one-month LIBOR or three-month LIBOR (the base interest rate) and typically, every month or every three months, the base interest rates are reset to then prevailing one-month LIBOR or three-month LIBOR, respectively. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements backed by Treasury securities. A transition from LIBOR to an alternative reference rate is complex and could have a range of adverse impacts on our investment program, financial condition and operating results. Among other negative consequences, this transition could:

–	Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loan and/or derivatives in which we may invest;

–	Require extensive negotiations of and/or amendments to agreements and other documentation governing LIBOR-linked investment products;

–
Lead to disputes, litigation or other actions with counterparties or portfolio companies regarding the interpretation and enforceability of "fall back" provisions that provide for an alternative reference rate in the event of LIBOR's unavailability; and/or

–	Cause us to incur additional costs in connection with the above.
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
Our Board of Trustees has the authority to modify or waive our current operating policies, investment criteria, and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways that our investors may not agree with.
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
We and our portfolio companies are subject to regulation at the local, state and federal levels. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Most recently, the current federal administration has called for significant changes in U.S. trade, healthcare, individual and corporate taxation, immigration, foreign and government regulatory policies. In this regard, there is significant uncertainty with respect to legislation, regulation and government policies at the federal level, as well as at the state and local government levels. Such changes could differ materially from our strategies and plans as set forth in this Report and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other shareholders.
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
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The spread of an endemic or pandemic and efforts to contain it may result in severe disruptions to financial markets, supply chains, availability of raw materials, goods, and services. In addition, uncertainty arising from the United Kingdom's decision to leave the European Union ("Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Our investments in portfolio companies may be risky and we could lose all or part of our investment.
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

•
Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

•
Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies (“EPCs”). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.

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

•
Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.

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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies with a focus on originated transactions sourced through the networks of our Advisor. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay both the first priority creditors and us in full.
Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio companies' obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
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
In periods of market volatility, the market values of fixed income securities, and portfolio companies with adjustable-rate loans, may be more sensitive to changes in interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent such activities are not prohibited by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
General interest rate fluctuations may have a substantial negative impact on our investments, our incentive fee, the value of our Shares and our rate of return on invested capital. During periods of declining interest rates, borrowers or issuers may exercise their option to prepay principal earlier than scheduled. For fixed-rate securities, such payments often occur during periods of declining interest rates, forcing the Company to reinvest in lower yielding securities, resulting in a possible decline in the Company’s income and distributions to shareholders.
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
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•
the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

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

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any investment that is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.
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

Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, expose us to the risks associated with the businesses of such funds or entities. These private investment funds are not registered investment companies and, thus, are not subject to protections afforded by the 1940 Act covering, among other areas, liquidity requirements, governance by an independent board, affiliated transaction restrictions, leverage limitations, public disclosure requirements and custody requirements.
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
Investments in the securities of private investment funds may also involve duplication of advisory fees and certain other expenses. By investing in private investment funds indirectly through us, you bear a pro rata portion of our advisory fees and other expenses, and also indirectly bear a pro rata portion of the advisory fees, performance-based allocations and other expenses borne by us as an investor in the private investment funds.

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
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.
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

•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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
We may acquire a significant percentage of our portfolio company investments from privately-held companies in directly negotiated transactions. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately-negotiated, over-the-counter secondary market for institutional investors, if at all. These over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing or initial public offering.
The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations.
Moreover, securities purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer of the securities, market events, economic conditions or investor perceptions.
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
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Advisor's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment.
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
To the extent that we borrow money at the Master Fund, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:

•	$372.2 million in income earning total assets at the beginning of 2020;

•	$172.0 million in senior securities outstanding at the beginning of 2020;

•	$211.2 million in net assets attributable to Master Fund shareholders; and

•	a current effective interest rate of 4.40% for 2020 (the stated interest rate is 3-month LIBOR +2.50%).
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

						Breakeven
Assumed return on our portfolio (net of expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%	2.03%
Corresponding return to shareholders	(21.21)%	(12.40)%	(3.58)%	5.23%	14.04%	—%
The illustrative results in the table above indicate that an assumed (5.00)% annual return on our earning assets in 2020 would hypothetically result in a (12.40)% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2020 would hypothetically result in a 5.23% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 2.03% in 2020 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2020.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured first or second lien loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.
The Advisor's decision to securitize loans may impact the Feeder Funds.
A decision by our Advisor to securitize loans may affect the Feeder Funds in the following ways: (i) the securitization vehicle may be required to have separate financial statements, (ii) the securitized loans and/or the investment in the securitization vehicle would be included in the Master Fund's 30% "bucket" of Qualifying Assets (i.e. not a Qualified Asset) and (iii) securitization involves added fees and costs.
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
Because our Advisor manages assets for other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans and certain high net worth individuals), certain conflicts of interest are present. For instance, the Advisor may receive fees from certain accounts that are higher than the fees received by the Advisor from us, or receive a more favorable performance-based fee on certain accounts. In those instances, a portfolio manager for the Advisor has an incentive to favor the higher fee and/or higher performance-based fee accounts over us. In addition, a conflict of interest exists to the extent the Advisor has proprietary investments in certain accounts, where its portfolio managers or other employees have personal investments in certain accounts, or when certain accounts are investment options in the Advisor’s employee benefit plans. The Advisor has an incentive to favor these accounts over us. Our Board of Trustees will be responsible for monitoring these conflicts.
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
In the course of performing its duties, the members, officers, directors, employees, principals or affiliates of our Advisor may come into possession of material, non-public information. The possession of such information may be detrimental to us, limiting the ability of our Advisor to buy or sell a security or otherwise to participate in an investment opportunity for us. In certain circumstances, employees of our Advisor may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Advisor come into possession of material non-public information with respect to our investments, such personnel will be restricted by Guggenheim’s information-sharing policies and procedures, or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor's other businesses. Additionally, there may be circumstances in which one or more individuals associated with the Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Advisor.
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
The quarterly incentive fee on income that we pay is recognized and paid without regard to: (i) the trend of pre-incentive fee net investment income on adjusted capital over multiple quarters in arrears, which may in fact be consistently less than the preference return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.
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
In situations when co-investment with affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Advisor will need to decide which client or clients will proceed with the investment. Generally, the Master Fund will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, then the Master Fund will not be permitted to participate. Moreover, except in certain circumstances, the Master Fund will be unable to invest in any issuer in which an affiliate's other client holds a controlling interest.
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
Our Advisor has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and its assets will not be available to satisfy our debts and obligations. The Advisor will not be responsible for any action of our Board of Trustees in declining to follow our Advisor's advice or recommendations. Pursuant to the Investment Advisory Agreement, our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor will not be liable to us for their acts under the Investment Advisory Agreement (absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties). We have also agreed to indemnify, defend and protect our Advisor and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of our Advisor (not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties). These protections may lead our Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets, unless at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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
The net proceeds from the sale of Shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses, such as management fees, incentive fees and other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. Pursuant to tax rules that apply to us, we will be required to distribute dividends for U.S. federal income tax purposes each taxable year generally of an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders in order to maintain our ability to be subject to tax as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason, we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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

Our ability to conduct our continuous public offering successfully is dependent, in part, on the ability of our Dealer Manager to successfully establish, operate and maintain relationships with a network of selected dealers.
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
We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result, you will have limited opportunities to sell your Shares.
Subject to our Board of Trustees' discretion, we intend to offer to repurchase approximately 10% of our weighted average number of outstanding Shares in any 12-month period, in order to allow you to tender your Shares to us on a quarterly basis at a price that is estimated to be equal to our net asset value per share as of the expiration date of the tender offer. The share repurchase program, if implemented, will include numerous restrictions that limit your ability to sell your Shares. At the discretion of our Board of Trustees, we intend to limit the number of Shares to be repurchased during any calendar year to the number of Shares we can repurchase with cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable period to repurchase Shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of Shares outstanding in the prior four calendar quarters. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase Shares if the repurchase would violate the restrictions on distributions under federal law or Delaware law, which prohibits distributions that would cause a trust to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. Our Board of Trustees may amend, suspend or terminate the share repurchase program at any time. We will notify our shareholders of such developments: (i) in our quarterly reports or (ii) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. In addition, under the quarterly share repurchase program, if implemented, we will have discretion to not repurchase Shares, to suspend the program and to cease repurchases. Further, the program will have many limitations and should not be relied upon as a method to sell Shares promptly and at a desired price.
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
When we make quarterly repurchase offers pursuant to the share repurchase program, we will offer to repurchase Shares at a price that is estimated to be equal to our net asset value per share as of the expiration date of the tender offer, which may be lower than the price that you paid for our Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Shares pursuant to our share repurchase program, the price at which you may sell Shares may be lower than the amount you paid in connection with the purchase of Shares in this offering.
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

Before making investments, we will invest the net proceeds of our offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and/or other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns we expect to achieve when our portfolio is fully invested in securities meeting our investment objectives. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objectives may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objectives.
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
Under the 1940 Act, we generally are prohibited from issuing or selling our Shares at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our Shares or warrants, options or rights to acquire our Shares, at a price below the current net asset value of our Shares if our Board of Trustees and Independent Trustees determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities. If we raise additional funds by issuing Shares or senior securities convertible into, or exchangeable for, our Shares, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.
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
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, or IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Code;

•	whether your investment will produce unrelated business taxable income to the benefit plan; and

•	your need to value the assets of the benefit plan annually.

We believe that, under current ERISA law and regulations, our assets will not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Code that purchases Shares, if the facts and assumptions described in this prospectus arise as expected, and based on our related representations. Our view is not binding on the IRS or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Code, and some of the transactions we will enter into with our Advisor and its affiliates could be considered “prohibited transactions,” which could cause us, our Advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Guggenheim could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets will not be considered to be plan assets, a prohibited transaction could occur if we, our Advisor, any selected dealer, the transfer agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, Shares should not be purchased.
FEDERAL INCOME TAX RISKS
We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, if the Master Fund is unable to maintain its qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements.
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
The income source requirement will be satisfied if we obtain at least 90% of our gross income each taxable year from dividends, interest, gains from the sale of stock or securities or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled (as determined under applicable Code rules) by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount with respect to debt instruments acquired in the secondary market and include such amounts in our taxable income in the current taxable year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expense for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. The resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution, as well as the amount of our distributions and, as such, could have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
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
Master Feeder Structure.
As we invest in the Master Fund, our realized losses on sales of shares of the Master Fund may be indefinitely or permanently deferred as "wash sales." Distributions of short-term capital gains by the Master Fund will be recognized as ordinary income by us and would not be offset by our capital loss carry-forwards, if any. Capital loss carry-forwards of the Master Fund, if any, would not offset our net capital gains.

Item 1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.
Item 3. Legal Proceedings.
At March 10, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Holders
As of March 6, 2020, we had 3,330 record holders of our Shares.
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
The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 24, 2015 (inception) through December 31, 2019:

	Inception through December 31, 2019
	Shares	Amount (in thousands)
Gross proceeds from Public Offering	16,970,408	$164,194
Commissions paid outside of escrow	—	(1,924)
Dealer Manager fees and commissions	—	(7,462)
Net proceeds to the Company from Public Offering	16,970,408	154,808
Reinvestment of distributions	1,966,602	17,532
Net proceeds from issuance of Shares	18,937,010	$172,340
Average net proceeds per Common Share	$9.10
Registrant's Purchase of Equity Securities
We commenced our share repurchase program in July 2016 and the initial repurchase of Common Shares occurred in September 2016. We limit repurchases in each quarter to 2.5% of the weighted average number of Common Shares outstanding in the prior four calendar quarters. Our Board of Trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. We repurchased 690,682 Common Shares during the three months ended December 31, 2019. See Note 5. Common Shares for the history of our periodic share repurchase programs.

The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1, 2019 to October 31, 2019	396,895	$8.37	396,895	—
November 1, 2019 to November 30, 2019	—	—	—	—
December 1, 2019 to December 31, 2019	293,787	8.31	293,787	—
Total	690,682		690,682	—
______________________

(1)
The maximum number of Shares available for repurchase on October 11, 2019 was 439,656. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our audited financial statements included herein.

(2)
The maximum number of Shares available for repurchase on December 6, 2019 was 438,630. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our audited financial statements included herein.

Unregistered Sale of Equity Securities
None.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	Cash Distributions Declared Per Share
Quarter	2019	2018	2017
First	$0.15096	$0.16359	$0.16120
Second	0.16354	0.16359	0.15817
Third	0.17612	0.15938	0.15769
Fourth	0.16354	0.25026	0.16359
Total	$0.65416	$0.73682	$0.64065
Because we intend to maintain our ability to be subject to tax as a regulated investment company ("RIC"), we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2019, 100% of the distributions paid to shareholders were estimated to be comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2020, a Form 1099-DIV was sent to our non-corporate shareholders which reported the amount and source allocations of our fiscal 2019 declared distributions.

Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2019, (ii) as of and for the year ended December 31, 2018, (iii) as of and for the year ended December 31, 2017, (iv) as of and for the year ended December 31, 2016 and (v) for the period from July 24, 2015 (inception) to December 31, 2015 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Inception Through December 31, 2015
Statements of Operations data:
Dividends from investment in GCIF	$10,389	$13,636	$10,604	$1,987	$33
Operating expenses
Total operating expenses	1,098	1,202	2,509	1,077	142
Reimbursement of expense support	246	404	1,045	—	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(57)	(1,781)	(2,078)	(117)
Net expenses	1,344	1,549	1,773	(1,001)	25
Net investment income	9,045	12,087	8,831	2,988	8
Net realized gain from redemption of investment in GCIF	23	—	46	—	—
Long term gain distributions from investment in GCIF	849	2,233	231	—	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(5,894)	(8,144)	616	3,924	(78)
Net increase (decrease) in net assets resulting from operations	$4,023	$6,176	$9,724	$6,912	$(70)
Per Share data:
Net Asset Value per Common Share	$8.24	$8.65	$9.05	$9.11	$8.68
Net investment income per Common Share outstanding - basic and diluted	$0.52	$0.69	$0.53	$0.55	$0.26
Earnings (loss) per Common Share - basic and diluted	$0.23	$0.35	$0.58	$1.27	$(2.29)
Distributions per Common Share	$0.65	$0.74	$0.64	$0.66	$0.15
Other data:
Total investment return-net price (1)	N/A	N/A	3.95%	12.33%	(1.85)%
Total investment return-net asset value (2)	2.76%	3.78%	6.52%	12.77%	(1.85)%
Total investment activity for the period	$5,605	$—	$48,861	$104,949	$2,235
Statements of Assets and Liabilities data:
Total assets	$141,741	$156,327	$161,840	$113,799	$2,231
Total net assets	$139,688	$151,709	$157,456	$111,153	$2,161

_______________________

(1)
Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 24, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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
Results of Operations
Operating results for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Total investment income	$10,389	$13,636	$10,604
Net expenses	1,344	1,549	1,773
Net investment income	9,045	12,087	8,831
Net realized gain from redemption of investment in GCIF	23	—	46
Long term gain distributions from investment in GCIF	849	2,233	231
Net change in unrealized appreciation (depreciation) from investment in GCIF	(5,894)	(8,144)	616
Net increase in net assets resulting from operations	$4,023	$6,176	$9,724
Investment Income
Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2019, December 31, 2018 and December 31, 2017.

Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	For the Years Ended December 31,
	2019	2018	2017
Administrative services	$15	$15	$15
Related party reimbursements	215	214	293
Trustees fees	3	3	3
Professional services fees	125	131	299
Offering costs	—	99	1,493
Shareholder servicing expenses	342	369	191
Transfer agent expense	307	265	95
Other expenses	91	106	120
Total operating expenses	1,098	1,202	2,509
Reimbursement of expense support	246	404	1,045
Less: Expense support from related parties	—	(57)	(1,781)
Net expenses	$1,344	$1,549	$1,773
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
Net Realized Gains from Investment
For the year ended December 31, 2019, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. In 2019, $0.8 million of distributions received from the Master Fund was classified as a long term gain distributions. For the year ended December 31, 2018, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment. In 2018, $2.2 million of distributions received from the Master Fund was classified as a long term gain distribution. For the year December 31, 2017, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. In 2017, $0.2 million of distributions received from the Master Fund was classified as a long term gain distribution.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the year ended December 31, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(5.9) million. For the year ended December 31, 2018, the total net change in unrealized depreciation on our investment in the Master Fund was $(8.1) million. For the year ended December 31, 2017, the total net change in unrealized appreciation on our investment in the Master Fund was $0.6 million.

Cash Flows for the Years Ended December 31, 2019, December 31, 2018 and December 31, 2017
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, net cash provided by (used in) operating activities was $17.7 million, $11.6 million and $(37.9) million, respectively. In 2019, distributions and redemption of shares from the Master Fund were the primary provider of cash. In 2018, distributions from the Master Fund were the primary provider for cash. In 2017, investment in the Master Fund's shares was the primary use of cash.
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, net cash provided by (used in) financing activities was $(18.6) million , $(11.1) million, and $37.8 million, respectively. In 2019, the repurchase of Common Shares of $(10.4) million and shareholder distributions of $(7.4) million were the primary use of cash. In 2018, the repurchase of Common Shares of $(4.0) million and distribution payments of $(6.2) million were the primary use of cash. In 2017, proceeds from issuance of Common Shares of $46.4 million was the primary provider of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019 and December 31, 2018.
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
The table below reconciles the change in the Due to Dealer Manager for the periods presented:

	2019	2018
Balance as of January 1,	$2,907	$3,618
Accretion of discount (1)	44	62
Incremental charge (reduction) to paid-in-capital (2)	(186)	192
Shareholder services component	342	369
DSS fee payments	(1,254)	(1,334)
Balance as of December 31,	$1,853	$2,907
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statements of operations.

(2)	Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after December 31, 2019. The declared distribution rates per Share for the period after December 31, 2019 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
January 6, 13, 20, 27	January 29	$0.01258	$0.05032
February 3, 10, 17, 24	February 26	0.01258	0.05032
March 2, 9, 16, 23, 30	April 1	0.01258	0.0629
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

	December 31, 2019
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,587	$823	$764	$—	$—
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2019, 94.8% of the Master Fund's debt investments (91.4% of total investments), or $340.3 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment position in the Master Fund as of December 31, 2019, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2016 T

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund 2016 T (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund 2016T

Opinion on the Financial Statements

We have audited the statements of operations, of changes in net assets and of cash flows of Guggenheim Credit Income Fund 2016T (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 14, 2018

We served as the Company's auditor from 2015 to 2017.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (18,122,416 shares purchased at a cost of $150,509 and 18,835,670 shares purchased at a cost of $156,091, respectively)	$140,933	$152,409
Cash	802	1,698
Principal receivable	6	—
Receivable from related parties	—	31
Dividends receivable	—	2,189
Total assets	141,741	156,327

Liabilities
Due to Dealer Manager	1,853	2,907
Accounts payable, accrued expenses and other liabilities	32	81
Accrued professional services fees	60	56
Distributions payable	—	1,521
Payable to related parties	108	53
Total liabilities	2,053	4,618
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$139,688	$151,709

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,961,080 and 17,534,522 Common Shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$17	$18
Paid-in-capital in excess of par value	149,220	153,899
Accumulated loss, net of distributions (1)	(9,549)	(2,208)
Total net assets	$139,688	$151,709
Net asset value per Common Share	$8.24	$8.65
_______________________

(1)	See Note 2. Significant Accounting Policies.

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018	2017
Investment Income
Dividends from investment in GCIF	$10,389	$13,636	$10,604
Total investment income	10,389	13,636	10,604

Operating Expenses (1)
Administrative services	15	15	15
Related party reimbursements	215	214	293
Trustees fees	3	3	3
Professional services fees	125	131	299
Offering costs	—	99	1,493
Shareholder servicing expenses	342	369	191
Transfer agent expense	307	265	95
Other expenses	91	106	120
Total operating expenses	1,098	1,202	2,509
Reimbursement of expense support	246	404	1,045
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(57)	(1,781)
Net expenses	1,344	1,549	1,773
Net investment income	9,045	12,087	8,831

Realized and unrealized gains (losses):
Net realized gain from redemption of investment in GCIF	23	—	46
Long term gain distributions from investment in GCIF	849	2,233	231
Net realized gains from investment in GCIF	872	2,233	277
Net change in unrealized appreciation (depreciation) from investment in GCIF	(5,894)	(8,144)	616
Net realized and unrealized gains (losses)	(5,022)	(5,911)	893
Net increase in net assets resulting from operations	$4,023	$6,176	$9,724

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.52	$0.69	$0.53
Earnings per Common Share - basic and diluted	$0.23	$0.35	$0.58
Weighted average Common Shares outstanding - basic and diluted	17,454,069	17,526,578	16,698,890
Distributions per Common Share	$0.65	$0.74	$0.64
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2016	12,205,783	$12		$107,638	$3,503	$111,153
Operations:
Net investment income	—	—		—	8,831	8,831
Net realized gains from investment in GCIF	—	—		—	277	277
Net change in unrealized appreciation from investment in GCIF	—	—		—	616	616
Net increase in net assets resulting from operations	—	—		—	9,724	9,724
Shareholder distributions:
Distributions from earnings	—	—		—	(10,665)	(10,665)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(10,665)	(10,665)
Capital share transactions:
Issuance of Common Shares	4,951,760	5		46,385	—	46,390
Common Shares issued from reinvestment of distributions	552,406	—	(1)	5,067	—	5,067
Common Shares repurchased	(308,015)	—	(1)	(2,812)	—	(2,812)
Distribution services charge	—	—		(1,401)	—	(1,401)
Net increase in net assets resulting from capital share transactions	5,196,151	5		47,239	—	47,244
Reclassifications of permanent book tax differences	—	—		(1,552)	1,552	—
Net increase for the period	5,196,151	5		45,687	611	46,303
Balance at December 31, 2017	17,401,934	$17		$153,325	$4,114	$157,456
Operations:
Net investment income	—	—		—	12,087	12,087
Net realized gains from investment in GCIF	—	—		—	2,233	2,233
Net change in unrealized depreciation from investment in GCIF	—	—		—	(8,144)	(8,144)
Net increase in net assets resulting from operations	—	—		—	6,176	6,176
Shareholder distributions:
Distributions from earnings	—	—		—	(12,911)	(12,911)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(12,911)	(12,911)
Capital share transactions:
Issuance of Common Shares	3	—	(1)	—	—	—
Common Shares issued from reinvestment of distributions	577,942	1		5,210	—	5,211
Common Shares repurchased	(445,357)	—	(1)	(4,031)	—	(4,031)
Distribution services charge	—	—		(192)	—	(192)
Net increase in net assets resulting from capital share transactions	132,588	1		987	—	988
Reclassifications of permanent book tax differences	—	—		(413)	413	—
Net increase (decrease) for the period	132,588	1		574	(6,322)	(5,747)
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	9,045	9,045
Net realized gains from investment in GCIF	—	—		—	872	872
Net change in unrealized depreciation from investment in GCIF	—	—		—	(5,894)	(5,894)
Net increase in net assets resulting from operations	—	—		—	4,023	4,023
Shareholder distributions:
Distributions from earnings	—	—		—	(11,413)	(11,413)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(11,413)	(11,413)
Capital share transactions:
Common Shares issued from reinvestment of distributions	648,515	—	(1)	5,536	—	5,536
Common Shares repurchased	(1,221,957)	(1)		(10,352)	—	(10,353)
Distribution services charge	—	—		186	—	186
Net decrease in net assets resulting from capital share transactions	(573,442)	(1)		(4,630)	—	(4,631)
Reclassifications of permanent book tax differences	—	—		(49)	49	—
Net decrease for the period	(573,442)	(1)		(4,679)	(7,341)	(12,021)
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688

_______________________

(1)	Amount is less than $1,000.

(2)	See Note 2. Significant Accounting Policies.
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities
Net increase in net assets resulting from operations	$4,023	$6,176	$9,724
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	(1,000)	—	(49,417)
Sale of investment in GCIF through GCIF's share repurchase program	6,605	—	556
Net realized gains from investment in GCIF	(23)	—	(46)
Net change in unrealized (appreciation) depreciation from investment in GCIF	5,894	8,144	(616)
(Increase) decrease in operating assets:
Principal receivable	(6)	—	—
Receivable from related parties	31	(31)	598
Dividends receivable	2,189	(2,189)	—
Prepaid expenses and other assets	—	99	759
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(13)	(7)	112
Accounts payable, accrued expenses and other liabilities	(49)	25	(31)
Accrued professional services fees	4	4	10
Payable to related parties	55	(605)	634
Accrued offering expenses	—	—	(193)
Net cash provided by (used in) operating activities	17,710	11,616	(37,910)

Financing activities
Issuance of Common Shares	—	—	46,390
Repurchase of Common Shares	(10,353)	(4,031)	(2,812)
Distributions paid	(7,398)	(6,179)	(5,598)
Payment of DSS Fees	(855)	(896)	(195)
Net cash provided by (used in) financing activities	(18,606)	(11,106)	37,785

Net increase (decrease) in cash	(896)	510	(125)
Cash, beginning of year	1,698	1,188	1,313
Cash, end of year	$802	$1,698	$1,188
Supplemental information and non-cash financing activities:
Distributions reinvested	$5,536	$5,211	$5,067
Due to Dealer Manager	$(186)	$192	$1,401
Related party payments to shareholders for purchase price adjustments	$—	$—	$23
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
As of December 31, 2019, the Company owned 66.7% of the Master Fund's outstanding common shares.
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
Offering Expenses
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

Notes to Financial Statements

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
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
The following tables provide the reconciliation of the components of distributions from earnings to conform to the current period presentation for the years ended December 31, 2018 and December 31, 2017:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017
Shareholder distributions:
Distribution from net investment income	$(12,087)	$(8,831)
Distribution from net realized gains from investment in GCIF	(824)	(277)
Distribution in excess of net investment income	—	(1,557)
Distributions from earnings	$(12,911)	$(10,665)
The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated undistributed net investment income	$66
Accumulated undistributed net realized gains	1,408
Net unrealized depreciation on investment from investment in GCIF	(3,682)
Accumulated loss, net of distributions	$(2,208)

Notes to Financial Statements

Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
December 31, 2019	18,122,416	18,445,894	18,742,374	$150,509	$140,933	100.9%
December 31, 2018	18,835,670	18,835,670	18,835,670	$156,091	$152,409	100.5%
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

Notes to Financial Statements

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
During the year ended December 31, 2019, a reduction of $0.2 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.3 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of December 31, 2019, the Company had recognized a liability to the Dealer Manager of $1.9 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.6 million, or $1.6 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.6 million of the DSS Fee: Distribution Services Component:

	December 31, 2019
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,587	$823	$764	$—	$—

Notes to Financial Statements

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
The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
February 2017	$258	$(129)	$(129)	$—	0.64%	$0.64480	February 29, 2020
March 2017	348	(174)	(174)	—	0.64%	0.64480	March 31, 2020
April 2017	179	(89)	(74)	16	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	—	127	0.64%	0.63076	May 31, 2020
June 2017	315	(158)	—	157	0.64%	0.63076	June 30, 2020
April 2018	57	—	—	57	0.43%	0.67571	April 30, 2021
Total				$357
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

Notes to Financial Statements

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		For the Years Ended December 31,
Related Party (1)	Source Agreement & Description	2019	2018	2017
	Related Party Expenses:
CCA	Prior Administrative Services Agreement - expense reimbursement	$—	$—	$250
Guggenheim	Administrative Services Agreement - expense reimbursement	215	214	43
CCA & Guggenheim	O&O Agreement - offering expenses reimbursements	—	—	738
CCA & Guggenheim	Prior Expense Support Agreement - expense support reimbursement	—	—	1,045
Guggenheim	Expense Support Agreement - expense support reimbursement	246	404	—
Carey Financial	Dealer Manager Agreement - sales commissions and dealer manager fees	—	—	2,311
Dealer Manager	Dealer Manager Agreement - DSS Fee (Distribution Services Component only)	—	—	1,127
Dealer Manager	Dealer Manager Agreement - DSS Fee (Shareholder Services Component)	—	—	191
	Related Party Income:
CCA & Guggenheim	Prior Expense Support Agreement - expense support from related parties	—	—	1,768
Guggenheim	Expense Support Agreement - expense support from related parties	—	57	13
CCA	Payments to the Company's shareholders for Share purchase price adjustments	—	—	23
____________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2019, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the year ended December 31, 2019 and (b) the period commencing on July 24, 2015 (inception) through December 31, 2019:

Notes to Financial Statements

	Year ended		Inception through
	December 31, 2019		December 31, 2019
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	648,515	5,536	1,966,602	17,532
Net proceeds from all issuance of Common Shares	648,515	$5,536	18,937,010	$172,340
Average net proceeds per Common Share	$8.54		$9.10
Repurchase of Common Shares
The following table is a summary of the quarterly share repurchase programs completed during the three years ended December 31, 2019:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,755,728	1,221,957	$10,353		69.6%

2018:
March 14, 2018	417,473	102,672	$929	$9.05	24.6%	0.61%
June 6, 2018	435,337	53,844	490	9.10	12.4%	0.31%
September 5, 2018	436,451	129,420	1,174	9.07	29.7%	0.74%
December 6, 2018	437,336	159,421	1,438	9.02	36.5%	0.91%
Total	1,726,597	445,357	$4,031		25.8%

2017:
March 3, 2017	136,060	9,718	$90	$9.29	7.1%	0.18%
June 19, 2017	221,543	26,043	239	9.17	11.8%	0.29%
September 20, 2017	307,448	119,167	1,088	9.13	38.8%	0.97%
December 20, 2017	373,463	153,087	1,395	9.11	41.0%	1.02%
Total	1,038,514	308,015	$2,812		29.7%
________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters

Notes to Financial Statements

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
July 1, 8, 15, 22, 29	July 29	0.01258	0.06290	1,092
August 5, 12, 19, 26	August 28	0.01258	0.05032	877
September 2, 9, 16, 23, 30	October 2	0.01258	0.06290	1,098
October 7, 14, 21, 28	October 30	0.01258	0.05032	876
November 4, 11, 18, 25	November 27	0.01258	0.05032	863
December 2, 9, 16, 23, 30	December 31	0.01258	0.06290	1,074
			$0.65416	$11,413

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2018
January 30	January 31	$0.05453	$0.05453	$949
February 27	February 28	0.05453	0.05453	952
March 27	March 28	0.05453	0.05453	954
April 24	April 25	0.05453	0.05453	951
May 29	May 30	0.05453	0.05453	954
June 26	June 27	0.05453	0.05453	954
July 31	August 1	0.05453	0.05453	956
August 28	August 29	0.05453	0.05453	959
September 4, 11, 18, 25	September 26	0.01258	0.05032	886
October 2, 9, 16, 23, 30	October 31	0.01258	0.06290	1,104
November 6, 13, 20, 27	November 28	0.01258	0.05032	886
December 3, 10, 17, 24	December 26	0.01258	0.05032	886
December 28	January 16, 2019	0.07414	0.07414	1,300
December 31	January 30, 2019	0.01258	0.01258	220
			$0.73682	$12,911

Notes to Financial Statements

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2017
January 3, 10, 17, 24, 31	February 1	0.01240	0.06200	798
February 7, 14, 21, 28	March 1	0.01240	0.04960	721
March 7, 14, 21, 28	March 29	0.01240	0.04960	804
April 4, 11, 18, 25	April 26	0.01225	0.04900	846
May 2, 9, 16, 23, 30	May 31	0.01213	0.06065	1,050
June 6, 13, 20, 27	June 28	0.01213	0.04852	843
July 25	July 26	0.04852	0.04852	843
August 29	August 30	0.06065	0.06065	1,057
September 26	September 27	0.04852	0.04852	848
October 31	November 1	0.05453	0.05453	949
November 28	November 29	0.05453	0.05453	952
December 26	December 27	0.05453	0.05453	954
			$0.64065	$10,665
For income tax purposes, the Company estimates that its 2019 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 8. Taxable/Distributable Income).

Notes to Financial Statements

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and for the period from July 24, 2015 (inception) to December 31, 2015:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Inception Through December 31, 2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.65	$9.05	$9.11	$8.68	$—
Net investment income (1)	0.52	0.69	0.53	0.55	0.14
Long term gain distributions from investment in GCIF (1)	0.05	0.13	0.02	—	—
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.34)	(0.47)	0.04	0.67	(0.48)
Net increase (decrease) resulting from operations	0.23	0.35	0.59	1.22	(0.34)
Distributions to common shareholders
Distributions from net investment income (3)	(0.52)	(0.69)	(0.53)	(0.56)	(0.14)
Distributions from realized gains on investment (3)	(0.13)	(0.05)	(0.02)	—	—
Distributions in excess of net investment income (3)	—	—	(0.09)	(0.10)	(0.01)
Distributions from earnings (3)	(0.65)	(0.74)	(0.64)	(0.66)	(0.15)
Capital Share Transactions
Issuance of Common Shares, net of sales load	—	—	—	—	9.00
Issuance of Common Shares above net asset value (4)	—	—	0.07	0.06	0.17
Distribution services charge (9)	0.01	(0.01)	(0.08)	(0.19)	—
Net increase (decrease) in net assets resulting from Capital Share transactions	0.01	(0.01)	(0.01)	(0.13)	9.17
Net asset value, end of period	$8.24	$8.65	$9.05	$9.11	$8.68

INVESTMENT RETURNS
Total investment return-net price (5)	N/A	N/A	3.95%	12.33%	(1.85)%
Total investment return-net asset value (6)	2.76%	3.78%	6.52%	12.77%	(1.85)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$139,688	$151,709	$157,456	$111,153	$2,161
Average net assets (7)	$148,654	$157,996	$150,482	$49,718	$473
Common Shares outstanding, end of period	16,961,080	17,534,522	17,401,934	12,205,783	248,877
Weighted average Common Shares outstanding	17,454,069	17,526,578	16,698,890	5,442,377	30,518
Ratios-to-average net assets: (7) (8)
Total expenses	0.74%	0.76%	1.67%	2.16%	30.07%
Effect of expense support reimbursement to (received from) the Advisors	0.16%	0.22%	(0.49)%	(4.18)%	(24.80)%
Net expenses	0.90%	0.98%	1.18%	(2.02)%	5.28%
Net investment income	6.08%	7.65%	5.87%	6.01%	1.68%

Notes to Financial Statements

_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of December 31, 2019, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(8)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets were 7.87%, 6.55%, 7.35%, 9.65%, 3.38% for the years ended 2019, 2018, 2017, 2016 and 2015, respectively.

(9)
The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period.

Notes to Financial Statements

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
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Company made the following reclassifications of permanent book-to-tax basis differences. For the years ended December 31, 2018 and December 31, 2017, the permanent book-to-tax basis differences were primarily composed of offering expenses that are not tax deductible. For the year ended December 31, 2019, the permanent book-to-tax basis differences was primarily composed of interest expense related to distribution fee that is not tax deductible.

	For the Years Ended December 31,
Capital Accounts	2019	2018	2017
Paid in capital in excess of par value	$(49)	$(410)	$(1,551)
Distributions in excess of net investment income	49	410	1,551
Accumulated realized gains	—	—	—
Total	$—	$—	$—
The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2019, September 30, 2018 and September 30, 2017:

	Tax Years Ended September 30,
	2019	2018	2017
Net increase in net assets resulting from operations	$1,979	$10,301	$10,984
Net change in unrealized appreciation (depreciation)	11,139	1,445	(3,027)
Offering expense	—	345	1,501
Other book-tax differences	43	59	44
Total taxable income available for distributions	$13,161	$12,150	$9,502
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2018 and December 31, 2017, and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2019. The tax character of shareholder distributions attributable to the tax years ended September 30, 2019, September 30, 2018 and September 30, 2017 was as follows:

	Tax Years Ended September 30,
Paid Distributions attributable to:	2019	2018	2017
Ordinary income	$10,913	$11,042	$9,456
Long-term capital gains (1)	2,082	329	46
Total	$12,995	$11,371	$9,502
Paid distributions as a percentage of taxable income available for distributions	99%	94%	100%
___________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).

Notes to Financial Statements

As of September 30, 2019, September 30, 2018 and September 30, 2017 the components of tax basis accumulated earnings were as follows:

	As of September 30,
	2019	2018
Undistributed ordinary income, net	$—	$—
Undistributed capital gains	946	780
Unrealized gain (loss)	(7,550)	3,590
Other temporary adjustments	(70)	(76)
Total accumulated earnings, net	$(6,674)	$4,294

Notes to Financial Statements

Note 9. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 is presented below:

	For the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$2,310	$2,571	$3,312	$2,196
Net investment income	1,987	2,237	2,971	1,850
Net realized gain (loss) from investment in GCIF	(22)	—	45	—
Long term gain distributions from investment in GCIF	—	—	—	849
Net change in unrealized depreciation on investment	(2,027)	(2,837)	(623)	(407)
Net increase (decrease) in net assets resulting from operations	(62)	(600)	2,393	2,292
Net assets	139,688	146,638	149,441	151,381
Total investment income per Common Share outstanding - basic and diluted	0.13	0.15	0.19	0.12
Net investment income per Common Share outstanding - basic and diluted	0.12	0.13	0.17	0.10
Earnings (loss) per Common Share - basic and diluted	—	(0.03)	0.14	0.13
Net asset value per Common Share at end of quarter	8.24	8.40	8.61	8.63

	For the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$4,130	$3,604	$3,489	$2,413
Net investment income	3,814	3,239	3,104	1,930
Long term gain (loss) distributions from investment in GCIF	1,356	(5)	—	882
Net change in unrealized appreciation (depreciation) from investment	(7,272)	(1,175)	(614)	917
Net increase (decrease) in net assets resulting from operations	(2,102)	2,059	2,490	3,729
Net assets	151,709	158,386	159,119	158,704
Total investment income per Common Share outstanding - basic and diluted	0.23	0.21	0.20	0.14
Net investment income per Common Share outstanding - basic and diluted	0.22	0.18	0.18	0.11
Earnings (loss) per Common Share - basic and diluted	(0.12)	0.12	0.14	0.21
Net asset value per Common Share at end of quarter	8.65	9.02	9.07	9.10

Notes to Financial Statements

	For the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$3,832	$2,968	$2,301	$1,503
Net investment income	2,361	2,318	2,237	1,915
Net realized gain from investment in GCIF	—	46	—	—
Long term gain distributions from investment in GCIF	231	—	—	—
Net change in unrealized appreciation (depreciation) on investment	(572)	94	(124)	1,218
Net increase in net assets resulting from operations	2,020	2,458	2,113	3,133
Net assets	157,456	158,500	158,633	158,305
Total investment income per Common Share outstanding - basic and diluted	0.22	0.17	0.13	0.10
Net investment income per Common Share outstanding - basic and diluted	0.14	0.13	0.13	0.13
Earnings per Common Share - basic and diluted	0.12	0.14	0.12	0.22
Net asset value per Common Share at end of quarter	9.05	9.11	9.13	9.17
Note 10. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no and have not been any disagreements between the Company and its independent accountant on any matter of accounting principles, practices or financial statement disclosure.
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2019 at a reasonable level of assurance.
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
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2019, our internal control over financial reporting is effective based on those criteria.
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
The Board of Trustees currently has an Independent Trustees Committee, an Audit Committee and a Nominating and Governance Committee, and it may establish additional committees from time to time as necessary to fulfill its obligations. The Board of Trustees has not established a compensation committee because the executive officers of the Company do not receive any compensation from the Company. The Master Fund's Board of Trustees, as a whole, participates in the consideration of Independent Trustee compensation and its decisions on Independent Trustee compensation are based on, among other things, a review of director and trustee compensation data for comparable BDCs.
Biographies of Interested Trustees
Matthew S. Bloom serves as Senior Managing Director and Head of Research for Guggenheim’s Corporate Credit Group and has been with Guggenheim Partners since 2006. He is also a member of the Investment Committee overseeing Guggenheim’s corporate credit investing activities and serves as Chairman and CEO of Guggenheim Credit Income Fund. During his career at the firm, Mr. Bloom has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing in the consumer, financial, food, gaming, industrials, retail, services and transportation sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Bloom has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Bloom worked as an attorney at Skadden, Arps, Slate, Meagher & Flom in the Mergers & Acquisitions and Banking & Institutional Investing groups. Mr. Bloom received his B.S. from University of Florida and his J.D. from Columbia University School of Law.
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
Kevin H. Gundersen serves as Senior Managing Director and Head of Guggenheim's Corporate Credit Group. He is a member of the Investment Committee overseeing Guggenheim's corporate credit investing activities, and has been with Guggenheim Partners since 2002. He has over 15 years of experience in the high yield and leverage loan asset class. During his career at the firm, Mr. Gundersen has been an analyst covering a variety of sectors, and subsequently led an industry team that focused on investing across the capital structure in the media, telecommunications and technology sectors. In addition, in his capacity as a senior analyst and as a team leader, Mr. Gundersen has sourced and structured directly negotiated middle market debt investments. Prior to joining Guggenheim, Mr. Gundersen worked at GeoTrust, a technology company focused on eCommerce security solutions. Mr. Gundersen received his A.B. from Harvard University.
Mr. Gundersen was selected as one of our two Interested Trustees because of his extensive and broad based experience in corporate credit, including his roles as a Portfolio Manager and Investment Committee Member at Guggenheim Partners. Equally significant is his industry-specific knowledge and leadership experience at Guggenheim Partners, which we believe are key qualifications for providing tactical and strategic advice and leadership to us.

Biographies of Independent Trustees
Marc S. Goodman serves as an Independent Trustee, a member of the Audit Committee and the Independent Trustees Committee, and as Chairman of the Nominating and Governance Committee. He is a Co-Founder and Managing Director of Conyers Consulting Group, LLC, a consulting firm for asset management companies. Until March 31, 2014, he was Co-Executive Chairman and Global Co-Chief Investment Officer of the Kenmar Olympia Group. Prior to that Mr. Goodman was the President, Co-Chief Executive Officer and Co-Chief Investment Officer of The Kenmar Group. Prior to co-founding The Kenmar Group in 1983, Mr. Goodman was a Vice President and Director of Pasternak, Baum and Co., Inc., a global dealer of cash commodities. Mr. Goodman graduated from the Bernard M. Baruch School of Business of the City University of New York with a BBA degree and an MBA in Finance and Investments. He was awarded an Economics and Finance Department Fellowship during his studies. Mr. Goodman is the Chairman of the Board of the Stacy Joy Goodman Memorial Foundation, a non-profit charity committed to finding a cure for juvenile diabetes. Mr. Goodman also serves on the Diabetes Research Institute Foundation’s National Board and Executive Committee, as well as the Foundation’s Northeast Board and its Executive Committee.
Mr. Goodman was selected as one of our three Independent Trustees because of his experience in the asset management industry and as a chief investment officer; as well as his prior and current experience as a director for other non-traditional funds.
Eric Rosenblatt serves as an Independent Trustee, a member of the Audit Committee and the Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. He is the President and Founder of R Group AG ("R Group"), which he founded in 2012. R Group is a financial advisory firm based in Switzerland that serves high net worth individuals. R Group focuses on the due diligence, structuring and monitoring of direct investments (specifically private equity and private debt) and their integration into pre-existing or currently developing financial relationships. From 2004 to 2009, Mr. Rosenblatt was a Vice President at Guggenheim Partners. During his tenure at Guggenheim Partners, he oversaw a portfolio of over $2 billion across multiple asset classes; these included private and public equity, high yield and investment grade bonds, credit default swaps, corporate bank debt and distressed loans. Mr. Rosenblatt holds a BS in Physics from the Massachusetts Institute of Technology and an MBA from the New York University Stern School of Business, where he was inducted into the Beta Gamma Sigma Honors Society.
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
Previously, Mr. Roth served on the Board of Directors of KBW, Inc., and as an Observer on the Board of Directors of SPARTA Insurance Holdings, Inc. and Asset Allocation & Management Company. In the non-profit sector, Mr. Roth serves on the Board of Directors of St. Mary’s Healthcare System for Children in Bayside, Queens, and is Chairman of its Finance and Investment Committee and a member of its Executive Committee. He was previously the Treasurer and Secretary. Additionally, Mr. Roth serves as a Non Executive Director on the Board of City of London Investment Group plc and is the Chairman of the Audit Committee and a member of the Remuneration and Nomination Committees. Mr. Roth also serves as a Non Executive Director on the Board of City of London Investment Management. Mr. Roth received a BA from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania.
Mr. Roth was selected as one of our three Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund's and Guggenheim Credit Income Fund 2019's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2019, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and the Company (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 42	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Kevin H. Gundersen, 42	Interested Trustee	Appointed 2017	Senior Managing Director and Head of Guggenheim's Corporate Credit Group, Guggenheim Partners, (2002-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 71	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 37	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).
GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present); Director, Zeotap GmbH, (2015-present).

Peter E. Roth, 61	Trustee, Chairman of the Audit Committee (3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).
GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present).

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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 42	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Brian S. Williams, 37	Chief Financial Officer and Treasurer	Appointed 2018	Current: Director, Guggenheim Investments, (2017-present). Former: First Vice President, W. P. Carey Inc., (2008-2017).	None
Amy J. Lee, 58	Secretary and Chief Legal Officer	Appointed 2018
Current: Interested Trustee, certain other funds in the Fund Complex(2) (2018-present); Chief Legal Officer, certain other funds in the Fund Complex (2014-present); Vice President, certain other funds in the Fund Complex (2007-present); Senior Managing Director, Guggenheim Investments (2012-present).

Former: President and Chief Executive Officer, certain other funds in the Fund Complex (2017-2019); Vice President, Associate General Counsel and Assistant Secretary, Security Benefit Life Insurance Company and Security Benefit Corporation (2004-2012).

Guggenheim Fund Complex (2)(2018-present)
Richard Cheung, 40	Senior Vice President	Appointed 2017	Senior Managing Director, Head of Private Fund Accounting, Guggenheim Partners, (2008-present).	None
Kevin M. Robinson, 60	Senior Vice President	Appointed 2017	General Counsel, Guggenheim Investments, (2016-present); Senior Managing Director, Guggenheim Partners, LLC, (2007-present).	None
John V. Palmer, 35	Senior Vice President	Appointed 2015
Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).

None

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Brian E. Binder, 48	Senior Vice President	Appointed 2018
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
Joanna M. Catalucci, 53	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
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

Member of Board of Trustees, Merrimack College, (2018 - present).
______________

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc. and CCA are affiliates of the Company for all or a portion of 2017.

(2)
The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2019.
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

Corporate Governance
Board of Trustees Leadership Structure
Our business and affairs are managed under the direction of our Board of Trustees. Among other things, our Board of Trustees sets broad policies for us and approves the appointment of our Advisor, administrator and officers. The role of our Board of Trustees, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
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
Board of Trustees’ Role in Risk Oversight
Our Board of Trustees oversees our business and operations, including certain risk management functions. Risk management is a broad concept comprising many disparate elements (for example, investment risk, issuer and counterparty risk, compliance risk, operational risk and business continuity risk). Our Board of Trustees implements its risk oversight function both as a whole and through its committees. In the course of providing oversight, our Board of Trustees and its committees receive reports on our Advisor’s activities, including reports regarding our investment portfolio and financial accounting and reporting. Our Board of Trustees also receives a quarterly report from our Chief Compliance Officer, who reports on our compliance with federal and state securities laws and our internal compliance policies and procedures, as well as those of our Advisor, administrator and transfer agent. The Audit Committee’s meetings with our independent public accounting firm also contribute to its oversight of certain internal control risks. In addition, our Board of Trustees meets periodically with our Advisor to receive reports regarding our operations, including reports on certain investment and operational risks, and our Independent Trustees are encouraged to communicate directly with senior members of our management.
Our Board of Trustees believes that this role in risk oversight is appropriate. We believe that we have robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect us can be identified, or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond the control of us, our Advisor, the administrator and our other service providers.

Board of Trustees Committees - Independent Trustees Committee, Audit Committee, Nominating and Governance Committee
Our Independent Trustees also serve on one or more of the following committees, which have been established by our Board of Trustees to handle certain designated responsibilities. The Board of Trustees has designated a Chairman of each committee. The Board of Trustees may establish additional committees, change the membership of any committee, fill all vacancies, designate alternate members to replace any absent or disqualified member of any committee or dissolve any committee as it deems necessary and in our best interest.
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
Audit Committee. Our Audit Committee consists of all of our Independent Trustees, each of whom meets the independence standards established by the SEC for audit committees and is not an “interested person” for purposes of the 1940 Act. Mr. Roth serves as Chairman of the Audit Committee. Our Board of Trustees has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Audit Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Audit Committee is responsible for selecting, engaging and discharging our independent accountants; reviewing the plans, scope and results of the audit engagement with our independent accountants; approving professional services provided by our independent accountants (including compensation therefore); reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.
Nominating and Governance Committee. Our Nominating and Governance Committee consists of all of our Independent Trustees. Mr. Goodman serves as Chairman of the Nominating and Governance Committee. The Nominating and Governance Committee operates pursuant to a written charter and meets periodically as necessary. A copy of the Nominating and Governance Committee’s charter is available on our website at www.guggenheiminvestments.com/credit-income-fund/corporate-governance. The Nominating and Governance Committee is responsible for selecting, researching and nominating Trustees for election by our shareholders, selecting nominees to fill vacancies on the Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles and overseeing the evaluation of the Board of Trustees and our management. Our Nominating and Governance Committee will consider shareholders’ proposed nominations for Trustees. A shareholder who desires to recommend a nominee must submit a request in writing pursuant to the relevant provisions of our bylaws. Our Nominating and Governance Committee will consider nominees recommended in writing by a shareholder (other than shareholder recommendations of himself or herself) to serve as Trustees, provided that: (i) such person is a shareholder of our Company at the time he, she or it recommends such nominee and is entitled to vote at the meeting of shareholders at which Trustees will be elected; and (ii) the committee will make the final determination as to the qualifications of the individual to be nominated. The committee will evaluate each nominee recommended by a shareholder to serve as Trustee in the same manner as it would evaluate potential nominees identified by the committee.
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

The Delaware Trustee will accept service of legal process on us in the State of Delaware. The duties of the Delaware Trustee are limited to the execution of any certificates required to be filed with the Delaware Secretary of State, which the Delaware Trustee is required to execute under the Delaware Statutory Trust Act. The Delaware Trustee does not owe any other duties to us or our shareholders. The Declaration of Trust provides that the Delaware Trustee is permitted to resign upon at least 30 days’ notice to us, provided, that any such resignation will not be effective until a successor trustee is appointed by our Board of Trustees or a court of competent jurisdiction, or a successor is appointed by a court of competent jurisdiction pursuant to a court petition by the Delaware Trustee. The Declaration of Trust provides that the Delaware Trustee is compensated by us in accordance with a separate fee agreement, and is indemnified by us, as appropriate, against any and all losses, damages, liabilities, claims, actions, suits, costs, expenses, disbursements (including the reasonable fees and expenses of counsel), taxes and penalties of any kind and nature whatsoever, to the extent such expenses arise out of or are imposed upon the Delaware Trustee with respect to the performance of its duties pursuant to our Declaration of Trust, or the formation, operation or termination of the Company. The Delaware Trustee shall not be indemnified by us for any expenses that result from the gross negligence, bad faith or willful misconduct of the Delaware Trustee. Our Board of Trustees has discretion to replace the Delaware Trustee.
Under Delaware law, neither the Delaware Trustee, either in its capacity as Delaware Trustee or in its individual capacity, nor any director, officer or controlling person of the Delaware Trustee is, or has any liability as, the issuer or a Trustee, officer or controlling person of the issuer.
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
In fiscal year 2019, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending the in-person meetings of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ending December 31, 2019; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2019
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$96,250
Eric Rosenblatt	96,250
Peter E. Roth	106,250
$298,750
In fiscal year 2020, there are no changes to the compensation schedule for each Independent Trustee.
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
Beneficial Owners of More Than 5%:
None

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Brian S. Williams, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Richard Cheung, Senior Vice President	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Kevin M. Robinson, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (12 persons):	—	—%
_____________________

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 17,048,185 Shares issued and outstanding as of March 6, 2020.

(3)	Matthew S. Bloom is also the Chief Executive Officer and President of the registrant.

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
Guggenheim and its affiliates may advise a broad range of investment funds, vehicles and other accounts, including proprietary vehicles, that make investments worldwide. Guggenheim may also make investments for its own account.
By reason of the advisory, investment banking and/or other activities of Guggenheim and its affiliates, Guggenheim may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. This may also happen if, for example, any members of the board of directors of a portfolio company are nominated or designated by Guggenheim or any of its affiliates. Guggenheim will not be free to divulge, or to act upon, any such confidential or material non-public information, and because of these restrictions, Guggenheim may not be able to initiate a transaction for the Master Fund that they otherwise might have initiated (including taking a new position or adding to an existing position). As a result, the Master Fund may be frozen in an investment position that it otherwise might have liquidated or closed out, or may not be able to acquire a position that it might otherwise have acquired.
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
Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by Guggenheim and its affiliates. Guggenheim and its affiliates may purchase, hold and sell, both for its accounts or for the account of its clients, on a principal or agency basis, loans, securities and other obligations and financial instruments and engage in private equity investment activities. Subject to applicable law, Guggenheim and its affiliates will not be restricted in their performance of any such services or in the types of debt or equity investments that they may make. In conducting the foregoing activities, Guggenheim and its affiliates will be acting for their own account or the account of their clients and, subject to applicable law, will have no obligation to act in the interest of the Company.
Transactions with Related Persons, Promoters and Certain Control Persons
Guggenheim may be deemed a promoter and control person of the Master Fund. From inception through September 10, 2017, the Master Fund was party to the Prior Investment Advisory Agreement and the Prior Administrative Services Agreement with CCA. On August 10, 2017, CCA resigned as the Master Fund's investment advisor and administrator, and the Board of Trustees selected Guggenheim to perform the Master Fund's investment advisory and administrative responsibilities, both events concurrently effective on September 11, 2017. The Master Fund is currently party to the Investment Advisory Agreement and the Administrative Services Agreement with Guggenheim. Guggenheim earns investment advisory fees, performance-based incentive fees and is reimbursed for the costs of providing administrative services.
Under the terms of the Investment Advisory Agreement, Guggenheim is responsible for performing the following tasks:

•	determining the composition and allocation of the Master Fund's portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such strategies;

•	identifying, evaluating, negotiating and structuring the investments made by the Master Fund;

•	performing due diligence on prospective portfolio companies;

•	executing, closing, servicing and monitoring the investments made by the Master Fund;

•	arrangement of debt financing;

•	determining the securities and other assets that the Master Fund will purchase, retain or sell; and

•	providing the Master Fund with such other investment advisory, research, and related services as the Master Fund may, from time to time, reasonably require for the investment of its capital.
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
During 2019 and 2018 the Master Fund incurred $6.9 million and $7.2 million in management fees, respectively, which were payable to Guggenheim.
Guggenheim also oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, investor relations and other administrative services. Guggenheim also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, Guggenheim assists us in calculating our net asset value, oversees the preparation and filing of tax returns, the printing and dissemination of reports to our shareholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others.

For providing these services, facilities and personnel, we reimburse Guggenheim for administrative expenses it incurs in performing its obligations. The amount of this reimbursement is set at the lesser of (i) Guggenheim’s actual costs and (ii) the amount that we would be required to pay for comparable administrative services in the same geographic location. Guggenheim is required to allocate the cost of such services to us based on objective factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our Board of Trustees assesses the reasonableness of such reimbursements based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party providers known to be available. In addition, our Board of Trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board of Trustees compares the total amount paid to Guggenheim for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We will not reimburse Guggenheim for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Guggenheim.

During 2019 and 2018, $0.8 million and $0.6 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
Each of the Investment Advisory Agreement and the Administrative Services Agreement, unless earlier terminated as described below, will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods, if approved annually by (i) a majority of our Independent Trustees, (ii) our Board of Trustees or the holders of a majority of our outstanding voting securities in the case of the Investment Advisory Agreement and (iii) our Board of Trustees in the case of the Administrative Services Agreement.
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
Additionally, as a BDC, the Master Fund must offer managerial assistance to its eligible portfolio companies (“EPCs”). This managerial assistance may include monitoring the operations of the Master Fund's portfolio companies, participating in board and management meetings, consulting with and advising officers of the Master Fund's EPCs and providing other organizational and financial guidance. Guggenheim makes available such managerial assistance, on the Master Fund's behalf, to its EPCs, whether or not they request this assistance. The Master Fund may receive fees for these services and will reimburse Guggenheim for their allocated costs in providing such assistance, subject to review and approval by its Board of Trustees.
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
Item 14. Principal Accounting Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2019 and December 31, 2018:

Fiscal Year	Audit and Quarterly Review Fees	Audit-Related Fees (1)	Tax Fees (2)
2019	$61,000	$—	$7,430
2018	60,000	—	7,250

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2019 and December 31, 2018.

	GCIF	GCIF-2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2019	$17,425	$22,430
2018	17,000	49,717
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

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2019 and December 31, 2018 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on January 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	March 13, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020	By:	/s/ Brian S. Williams
BRIAN S. WILLIAMS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer, President and Trustee	March 13, 2020
(Principal Executive Officer)

/s/ Brian S. Williams
Brian S. Williams	Chief Financial Officer	March 13, 2020
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 13, 2020

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 13, 2020

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 13, 2020

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 13, 2020

Item 8. Consolidated Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on the Master Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Master Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Master Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, brokers or the underlying investees, or by other appropriate auditing procedures where replies from brokers or underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 13, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Guggenheim Credit Income Fund
Opinion on the Financial Statements
We have audited the consolidated statements of operations, of changes in net assets and of cash flows of Guggenheim Credit Income Fund and its subsidiary (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Assets
Investments at fair value (amortized cost of $385,802 and $384,784, respectively)	$372,193	$374,114
Cash	1,454	2,555
Restricted cash	7,512	7,587
Collateral deposits for foreign currency forward contracts	—	160
Interest and dividend income receivable	2,622	2,518
Principal receivable	—	7,701
Receivable from related parties	35	36
Prepaid expenses and other assets	284	177
Total assets	$384,100	$394,848

Liabilities
Credit facility payable, net of financing costs	$170,862	$148,482
Unrealized depreciation on foreign currency forward contracts	87	384
Payable for investments purchased	—	4,736
Accrued management fee	576	590
Payable to related parties	195	177
Distributions payable	—	3,394
Collateral payable for foreign currency forward contracts	320	—
Accounts payable, accrued expenses and other liabilities	863	853
Total liabilities	172,903	158,616
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$211,197	$236,232

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 27,157,534 and 29,195,002 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	$27	$29
Paid-in-capital in excess of par value	229,996	246,083
Accumulated loss, net of distributions (1)	(18,826)	(9,880)
Net assets	$211,197	$236,232
Net asset value per Common Share	$7.78	$8.09
_______________________

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Standards.

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017
Investment Income
Interest income	$34,652	$33,366	$30,207
Dividend income	1,059	856	—
Fee income	396	537	702
Total investment income	36,107	34,759	30,909
Operating Expenses
Interest expense	8,552	7,885	6,535
Management fee	6,889	7,195	7,396
Performance-based incentive fee	11	(1,346)	818
Administrative services	198	209	194
Custody services	95	106	85
Trustees fees	310	383	467
Related party reimbursements	818	645	471
Professional services fees	917	893	976
Advisor transition costs	—	—	798
Other expenses	251	232	249
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	18,041	16,202	17,989
Incentive fee waiver	—	—	(20)
Reimbursement of advisor transition costs	—	—	(798)
Total expenses	18,041	16,202	17,171
Net investment income	18,066	18,557	13,738
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(6,321)	4,819	4,790
Foreign currency forward contracts	(873)	2,316	(1,327)
Foreign currency transactions	86	10	(119)
Net realized gains (losses)	(7,108)	7,145	3,344
Net change in unrealized appreciation (depreciation) on:
Investments	(2,939)	(13,574)	817
Foreign currency forward contracts	297	(185)	(191)
Foreign currency transactions	(16)	17	—
Net change in unrealized appreciation (depreciation)	(2,658)	(13,742)	626
Net realized and unrealized gains (losses)	(9,766)	(6,597)	3,970
Net increase in net assets resulting from operations	$8,300	$11,960	$17,708
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.63	$0.64	$0.50
Earnings per Common Share - basic and diluted	$0.29	$0.41	$0.64
Weighted average Common Shares outstanding - basic and diluted	28,730,579	29,163,651	27,524,615
Distribution per Common Share	$0.60	$0.84	$0.59

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions (2)
	Shares	Amount				Total
Balance at December 31, 2016	21,016,797	$21		$176,411	$1,634	$178,066
Operations:
Net investment income	—	—		—	13,738	13,738
Net realized gains	—	—		—	3,344	3,344
Net change in unrealized appreciation	—	—		—	626	626
Net increase in net assets resulting from operations	—	—		—	17,708	17,708
Shareholder distributions:
Distributions from earnings	—	—		—	(16,678)	(16,678)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(16,678)	(16,678)
Capital share transactions:
Issuance of Common Shares	8,285,299	8		70,668	—	70,676
Repurchase of Common Shares	(151,000)	—	(1)	(1,291)	—	(1,291)
Net increase in net assets resulting from capital share transactions	8,134,299	8		69,377	—	69,385
Reclassification of permanent book-to-tax differences	—	—		(67)	67	—
Net increase for the period	8,134,299	8		69,310	1,097	70,415
Balance at December 31, 2017	29,151,096	$29		$245,721	$2,731	$248,481
Operations:
Net investment income	—	—		—	18,557	18,557
Net realized gains	—	—		—	7,145	7,145
Net change in unrealized depreciation	—	—		—	(13,742)	(13,742)
Net increase in net assets resulting from operations	—	—		—	11,960	11,960
Shareholder distributions:
Distributions from earnings	—	—		—	(24,572)	(24,572)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(24,572)	(24,572)
Capital share transactions:
Issuance of Common Shares	118,906	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(75,000)	—	(1)	(637)	—	(637)
Net increase in net assets resulting from capital share transactions	43,906	—		363	—	363
Reclassification of permanent book-to-tax differences	—	—		(1)	1	—
Net increase (decrease) for the period	43,906	—		362	(12,611)	(12,249)
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	18,066	18,066
Net realized losses	—	—		—	(7,108)	(7,108)
Net change in unrealized depreciation	—	—		—	(2,658)	(2,658)
Net increase in net assets resulting from operations	—	—		—	8,300	8,300
Shareholder distributions:
Distributions from earnings	—	—		—	(17,246)	(17,246)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(17,246)	(17,246)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(2,161,538)	(2)		(17,087)	—	(17,089)
Net decrease in net assets resulting from capital share transactions	(2,037,468)	(2)		(16,087)	—	(16,089)
Net decrease for the period	(2,037,468)	(2)		(16,087)	(8,946)	(25,035)
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
_____________________

(1)	Amount is less than $1,000.

(2)	See Note 2. Significant Accounting Policies and Recent Accounting Standards.
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities
Net increase in net assets resulting from operations	$8,300	$11,960	$17,708
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Capitalized paid-in-kind income	(1,071)	(906)	(288)
Amortization of premium/accretion of discount, net	(1,624)	(1,425)	(1,294)
Proceeds from sales of investments	37,828	48,526	56,581
Proceeds from paydowns on investments	35,563	136,799	92,021
Net receipt of settlement of derivatives	3,962	5,600	—
Net payment of settlement of derivatives	(4,835)	(3,284)	(1,327)
Net realized (gains) losses on derivatives	873	(2,316)	1,327
Purchases of investments	(78,035)	(193,429)	(238,763)
Net realized (gains) losses on investments	6,321	(4,819)	(4,790)
Net change in unrealized (appreciation) depreciation on investments	2,939	13,574	(817)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(297)	185	191
Amortization of deferred financing costs	380	439	483
(Increase) decrease in operating assets:
Interest and dividend income receivable	(104)	(306)	(655)
Principal receivable	7,701	(7,587)	2,407
Receivable from related parties	1	94	(130)
Prepaid expenses and other assets	(107)	—	(75)
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,736)	4,736	(1,093)
Accrued management fee	(14)	(6)	107
Accrued performance-based incentive fee	—	(1,334)	798
Payable to related parties	18	9	135
Collateral payable for foreign currency forward contracts	320	—	—
Accounts payable, accrued expenses and other liabilities	10	(68)	219
Net cash provided by (used in) operating activities	13,393	6,442	(77,255)
Financing activities
Issuance of Common Shares	1,000	1,000	70,676
Repurchase of Common Shares	(17,089)	(637)	(1,291)
Credit facility borrowings	27,000	—	24,000
Credit facility repayments	(5,000)	—	—
Payment of financing costs	—	(945)	—
Distributions paid	(20,640)	(21,178)	(16,678)
Net cash provided by (used in) financing activities	(14,729)	(21,760)	76,707
Net decrease in restricted and unrestricted cash	(1,336)	(15,318)	(548)
Restricted and unrestricted cash, beginning of year	10,302	25,620	26,168
Restricted and unrestricted cash, end of year	$8,966	$10,302	$25,620
Reconciliation of restricted and unrestricted cash
Cash	1,454	2,555	1,294
Restricted cash	7,512	7,587	24,326
Collateral deposits for foreign currency forward contracts	—	160	—
Total restricted and unrestricted cash	$8,966	$10,302	$25,620
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$8,048	$7,418	$5,928

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 170.0%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.94%	6/12/2021	3,434	$3,420	$3,365	1.6%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.66%	9/8/2023	3,880	3,854	3,512	1.7%
Total Aerospace & Defense							7,274	6,877	3.3%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	7.35%	11/17/2023	11,640	11,366	9,254	4.4%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.30%	8/30/2024	2,970	2,674	2,666	1.3%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.30%	8/1/2025	1,975	1,958	1,928	0.9%
EnTrans International, LLC		Senior Secured Loans - First Lien	L+6.00%	7.80%	11/1/2024	3,700	3,543	3,588	1.7%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	3,231	3,218	3,158	1.5%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	5.04%	3/20/2023	28	10	11	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	92	92	90	—%
							3,320	3,259	1.5%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	6/14/2024	1,247	1,234	1,243	0.6%
Total Automotive							24,095	21,938	10.4%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	3,007	3,137	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£740	944	954	0.5%
							3,951	4,091	2.0%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,974	0.9%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.88%	6/14/2021	375	370	374	0.2%
Total Banking, Finance, Insurance & Real Estate							6,321	6,439	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,232	12,879	6.1%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	9.26%	5/3/2024	1,962	1,962	1,962	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.91%	5/3/2024	770	770	731	0.3%
							2,732	2,693	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	897	891	891	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	833	827	827	0.4%
							1,718	1,718	0.8%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	7.19%	10/2/2022	4,988	4,963	4,981	2.4%
Total Beverage, Food & Tobacco							21,645	22,271	10.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,995	0.9%
Total Capital Equipment							2,000	1,995	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.62%	4/29/2025	5,174	5,142	5,144	2.4%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(90)	(89)	—%
							5,052	5,055	2.4%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	6.19%	6/26/2026	995	981	981	0.5%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	6.46%	3/2/2023	5,496	5,447	5,468	2.6%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,475	1,493	0.7%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	260	185	186	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/23/2025	6,991	6,870	6,889	3.2%
							7,055	7,075	3.3%
Total Chemicals, Plastics & Rubber							20,010	20,072	9.5%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,428	5,368	5,396	2.5%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,910	5,865	2.8%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/24/2022	173	145	146	0.1%
							11,423	11,407	5.4%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	5.95%	6/15/2025	1,744	1,730	1,743	0.8%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.20%	6/15/2026	1,756	1,679	1,668	0.8%
							3,409	3,411	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Construction & Building							14,832	14,818	7.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	1/31/2025	3,620	3,590	3,591	1.7%
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.25%	1/31/2025	533	528	528	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	P+5.25%	10.00%	1/31/2024	487	430	434	0.2%
Total Consumer Goods: Non-Durable							4,548	4,553	2.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	7.30%	4/29/2026	1,294	1,281	1,284	0.6%
Total Consumer Goods: Durable							1,281	1,284	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.45%	9/23/2021	5,239	5,010	4,610	2.2%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.70%	3/28/2025	1,980	1,854	1,952	0.9%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.60%	5/26/2023	3,449	3,426	3,121	1.5%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.60%	11/26/2023	3,000	2,969	2,550	1.2%
							6,395	5,671	2.7%
Total Containers, Packaging & Glass							13,259	12,233	5.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,985	1,430	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.60%	6/14/2022	3,438	3,415	3,417	1.6%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.71%	9/29/2022	3,000	2,961	2,955	1.4%
Permian Production Partners	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,680	1,805	0.8%
Total Energy: Oil & Gas							12,041	9,607	4.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.28%	9/5/2024	8,000	7,938	7,969	3.8%

Alltech	(13)(15)	Senior Unsecured Debt	L+10.25%	11.95%	7/21/2023	14,375	14,257	14,258	6.8%
Alltech	(13)(15)	Senior Unsecured Debt	E+10.25%	11.25%	7/21/2023	€601	622	669	0.3%
							14,879	14,927	7.1%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.70%	11/20/2026	2,500	2,450	2,498	1.2%
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,104	3,587	1.7%
WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.87%	8/15/2023	12,000	11,823	12,120	5.7%
Total Healthcare & Pharmaceuticals							41,194	41,101	19.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Hotel, Gaming & Leisure
Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.80%	12/31/2024	2,000	1,960	2,025	1.0%

Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	4.70%	1/23/2025	2,358	2,356	2,371	1.1%
Stadium Management Group		Senior Secured Loans - Second Lien	L+7.00%	8.70%	1/23/2026	2,400	2,395	2,428	1.1%
							4,751	4,799	2.2%
Total Hotel, Gaming & Leisure							6,711	6,824	3.2%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.95%	5/17/2024	5,722	5,665	5,722	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.80%	11/18/2024	3,338	3,306	3,372	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(44)	(41)	—%
							8,927	9,053	4.3%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	8.04%	11/19/2024	2,500	2,400	2,500	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.70%	5/4/2022	1,943	1,930	1,863	0.9%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,968	1,871	0.9%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,340	1,302	1,152	0.5%
							5,200	4,886	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.30%	6/15/2024	8,113	8,070	8,023	3.8%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(31)	(30)	—%
							8,039	7,993	3.8%
Total Media: Advertising, Printing & Publishing							24,566	24,432	11.6%
Retail
At Home Group	(11)(15)	Senior Secured Loans - First Lien	L+3.50%	5.43%	6/3/2022	318	291	278	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	8.80%	12/12/2022	1,146	1,083	807	0.4%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	758	617	0.3%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.41%	2/17/2023	10,500	10,316	4,568	2.2%
Buddys Newco, LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	10.21%	7/10/2024	3,900	3,827	4,088	1.9%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	4,340	4,306	4,080	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	489	489	460	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							4,795	4,540	2.1%

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+6.00%	8.10%	12/5/2023	4,064	2,261	1,488	0.7%
Sears Outlet	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	8.43%	10/23/2023	2,625	2,575	2,644	1.3%
Smart & Final Stores LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.55%	6/20/2025	3,980	3,605	3,850	1.8%
Total Retail							29,511	22,880	10.8%
Services: Business
24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.25%	5.95%	8/25/2025	3,950	3,715	3,851	1.8%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.71%	6/16/2025	£2,060	2,546	2,603	1.2%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.80%	6/16/2025	890	850	863	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(45)	(45)	—%
							3,351	3,421	1.6%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	6.21%	10/7/2021	4,755	4,730	4,687	2.2%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.12%	9/30/2024	5,881	5,790	5,779	2.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.24%	4/3/2025	2,857	2,805	2,810	1.3%
Lifelong Learner Holdings T/L	(15)	Senior Secured Loans - First Lien	L+5.75%	7.49%	10/16/2026	2,866	2,831	2,834	1.4%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.80%	3/29/2025	2,672	2,662	2,663	1.3%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	9.80%	3/29/2026	3,404	3,383	3,378	1.6%
							6,045	6,041	2.9%

PSI Services LLC	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.75%	7.69%	10/4/2025	30	30	(6)	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	L+5.75%	7.63%	10/4/2026	429	429	422	0.2%
							459	416	0.2%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.79%	6/23/2025	1,588	1,551	1,554	0.7%
SLR Consulting (Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	5.18%	5/23/2025	494	512	508	0.3%
							2,063	2,062	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.99%	7/12/2025	3,990	3,802	3,805	1.8%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	11.79%	7/10/2026	5,000	4,688	4,409	2.1%
Total Services: Business							40,279	40,115	19.0%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.35%	2/28/2022	6,983	6,904	5,795	2.7%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.64%	9/9/2024	3,287	3,223	3,229	1.5%

Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.91%	10/31/2025	1,789	1,754	1,776	0.8%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(26)	—%
							1,750	1,750	0.8%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(35)	(34)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.96%	1/10/2025	4,900	4,841	4,855	2.3%
							4,806	4,821	2.3%

Bluefin Holding, LLC (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(12)	—%
Bluefin Holding, LLC (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	868	866	860	0.4%
							853	848	0.4%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£2,638	3,346	3,450	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.01%	6/8/2024	£338	426	447	0.2%
							3,772	3,897	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	5.45%	3/20/2024	2,000	1,931	1,990	0.9%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	5.55%	11/29/2024	1,975	1,952	1,976	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	1,931	1,900	1,916	0.9%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	462	454	458	0.2%
Datix Bidco 1L TL B3	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	3,048	3,006	3,025	1.5%
Datix Bidco 2L TL TRANCHE 3	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	4,696	4,631	4,656	2.2%
							9,991	10,055	4.8%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.35%	1/22/2024	634	625	630	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£528	729	695	0.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	108	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£325	421	427	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	2,200	2,167	2,184	1.0%
							4,060	4,044	1.9%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	6,482	6,379	6,473	3.1%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	1,453	1,422	1,451	0.7%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(25)	(25)	—%
							7,776	7,899	3.8%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	953	948	953	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	507	505	507	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	184	184	184	0.1%
							1,637	1,644	0.8%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.36%	12/20/2021	6,652	6,639	6,640	3.1%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(16)	(16)	—%
							6,623	6,624	3.1%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	6,152	6,114	6,121	2.9%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	391	391	389	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.45%	7/27/2023	4,388	4,330	4,386	2.1%
							10,835	10,896	5.2%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	5,428	5,335	5,339	2.5%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	1,145	1,115	1,127	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	462	424	428	0.2%
							6,874	6,894	3.3%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	6/24/2024	5,534	5,435	5,467	2.6%
Total Technology							78,422	77,829	36.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.20%	7/23/2025	2,231	2,221	2,237	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	9.30%	7/23/2026	2,500	2,476	2,481	1.2%
							4,697	4,718	2.2%
Total Telecommunications							4,697	4,718	2.2%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,778	4,714	2.2%
Total Transportation: Cargo							4,778	4,714	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,908	5,925	2.8%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.60%	8/21/2020	2,892	2,878	2,583	1.2%
Total Utilities: Electric							8,786	8,508	4.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	7.21%	10/31/2025	5,940	5,784	5,881	2.8%
Total Utilities: Oil & Gas							5,784	5,881	2.8%
Total Debt Investments							$372,034	$359,089	170.0%

Equity investments - 6.2%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		237,576	$4,700	$4,752	2.3%
Total Banking, Finance, Insurance & Real Estate							4,700	4,752	2.3%

December 31, 2019 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2020	€772	$694	—	$(7)	—%
JPMorgan Chase Bank	1/14/2020	£24,936	$18,878	—	$(80)	—%
					$(87)	—%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2019, LIBO rates ranged between 1.76% for 1-month LIBOR to 1.91% for 3-month LIBOR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2019.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)
As of December 31, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.8 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $17.6 million; the net unrealized depreciation was $12.8 million; the aggregate cost of securities for Federal income tax purposes was $384.9 million.

(9)
The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2019 (see Note 8. Commitments and Contingencies).

(10)	A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.

(11)
The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2019, qualifying assets represented 79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

(12)	Investment position or portion thereof unsettled as of December 31, 2019.

(13)	The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2019; (see Note 7. Borrowings).

(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%

(15)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(16)	Non-income producing security.

(17)
The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(18)
Investment was on non-accrual status as of December 31, 2019, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2019, debt investments on non-accrual status represented 1.0% and 0.5% of total investments on an amortized cost basis and fair value basis, respectively.

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
Hotel, Gaming & Leisure

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Stadium Management Group		Senior Secured Loans - First Lien	L+3.00%	5.52%	1/23/2025	2,382	2,379	2,315	1.0%
Stadium Management Group	(13)	Senior Secured Loans - Second Lien	L+7.00%	9.52%	1/23/2026	2,400	2,395	2,372	1.0%
							4,774	4,687	2.0%
Total Hotel, Gaming & Leisure							4,774	4,687	2.0%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.77%	5/17/2024	6,480	6,413	6,419	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	10.50%	11/18/2024	4,000	3,956	3,922	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.25%	N/A	9/9/2021	—	(69)	(57)	—%
							10,300	10,284	4.3%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	6.52%	5/4/2022	1,980	1,961	1,795	0.7%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,957	1,746	0.7%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	2,000	1,933	1,560	0.7%
							5,851	5,101	2.1%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	6/15/2024	8,196	8,147	7,919	3.4%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.50%	N/A	6/15/2023	—	(39)	(39)	—%
							8,108	7,880	3.4%
Total Media: Advertising, Printing & Publishing							24,259	23,265	9.8%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+4.75%	7.36%	12/12/2022	1,433	1,331	1,163	0.5%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	9.02%	2/17/2023	11,100	10,852	11,072	4.7%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	717	693	0.3%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	4,385	4,339	4,319	1.8%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.90%	7/5/2022	494	494	487	0.2%
							4,833	4,806	2.0%

Welcome Break Limited	UK(10)(11)(15)	Senior Secured Loans - Second Lien	G+8.00%	8.82%	1/30/2023	1,540	1,902	1,943	0.8%
Total Retail							19,635	19,677	8.3%
Services: Business
24-7 Intouch	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.76%	8/20/2025	3,990	3,720	3,821	1.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	7.97%	8/11/2025	890	844	857	0.4%
Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.50%	6.23%	8/11/2025	£2,060	2,528	2,539	1.1%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.50%	N/A	8/9/2024	—	(53)	(52)	—%
							3,319	3,344	1.5%

Capstone Logistics		Senior Secured Loans - First Lien	L+4.50%	7.02%	10/7/2021	4,867	4,838	4,810	2.0%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.71%	9/30/2024	5,940	5,832	5,792	2.5%
ECG Management Consultants	(15)	Senior Secured Loans - First Lien	L+4.50%	7.30%	6/20/2024	1,522	1,508	1,499	0.6%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.88%	4/3/2025	2,886	2,827	2,835	1.2%

Park Place Technologies	(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	3/29/2025	2,699	2,688	2,675	1.1%
Park Place Technologies	(13)(15)	Senior Secured Loans - Second Lien	L+8.00%	10.52%	3/29/2026	3,404	3,381	3,387	1.4%
							6,069	6,062	2.5%

SLR Consulting	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.50%	5/23/2025	1,588	1,547	1,498	0.7%
SLR Consulting (Delayed Draw)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	L+4.00%	1.40%	5/23/2025	—	(8)	(29)	—%
							1,539	1,469	0.7%

YAK Access, LLC	(13)(15)	Senior Secured Loans - Second Lien	L+10.00%	12.43%	7/10/2026	5,000	4,661	4,050	1.7%
Total Services: Business							34,313	33,682	14.3%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	11.05%	2/28/2022	7,054	6,941	6,945	2.9%
Air Newco, LLC	(11)	Senior Secured Loans - First Lien	L+4.75%	7.14%	5/31/2024	2,805	2,798	2,784	1.2%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	11.27%	9/9/2024	3,311	3,238	3,232	1.4%

Apptio, Inc.	(9)(12)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(41)	(40)	—%
Apptio, Inc.	(12)(15)	Senior Secured Loans - First Lien	L+7.25%	9.77%	12/3/2024	3,916	3,872	3,872	1.6%
							3,831	3,832	1.6%

Bullhorn, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	5,671	5,643	5,533	2.3%
Bullhorn, Inc. (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.40%	11/21/2022	1,501	1,494	1,464	0.6%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Bullhorn, Inc. (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	0.50%	11/21/2022	296	266	268	0.1%
							7,403	7,265	3.0%

Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+6.50%	7.41%	6/2/2024	2,638	3,335	3,296	1.4%
Causeway Technologies	UK(10)(11)(12)(15)	Senior Secured Loans - First Lien	G+7.00%	7.00%	6/2/2024	338	426	430	0.2%
							3,761	3,726	1.6%

Cologix Holdings		Senior Secured Loans - Second Lien	L+7.00%	9.52%	3/20/2025	3,000	2,974	2,925	1.2%
Cvent, Inc.	(13)(15)	Senior Secured Loans - First Lien	L+3.75%	6.27%	11/29/2024	1,995	1,968	1,915	0.8%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	7.28%	4/28/2025	1,931	1,895	1,899	0.8%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	10.53%	9/24/2026	462	453	451	0.2%
							2,348	2,350	1.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.75%	7.05%	1/22/2024	634	624	622	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£528	728	660	0.3%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	117	110	—%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.16%	1/22/2024	£325	420	412	0.2%
							1,889	1,804	0.8%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	6,549	6,421	6,394	2.7%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	9.27%	8/31/2023	1,468	1,429	1,433	0.6%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.75%	N/A	8/31/2022	—	(34)	(34)	—%
							7,816	7,793	3.3%

Ministry Brands	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	963	956	963	0.4%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	512	510	512	0.2%
Ministry Brands (Delayed Draw)	(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.52%	12/2/2022	186	186	186	0.1%
							1,652	1,661	0.7%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	9.06%	12/20/2021	6,993	6,972	6,993	3.0%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+6.25%	N/A	12/20/2021	—	(24)	(24)	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
							6,948	6,969	3.0%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	6,215	6,167	6,215	2.6%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	7.77%	1/27/2023	395	395	395	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	12.27%	7/27/2023	4,388	4,328	4,341	1.9%
							10,890	10,951	4.7%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	9.79%	12/12/2023	5,483	5,368	5,341	2.3%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.33%	12/12/2022	346	299	299	0.1%
							5,667	5,640	2.4%

Wind River Systems	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/17/2019	—	(30)	(34)	—%
Wind River Systems	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	9.57%	6/24/2024	5,647	5,482	5,562	2.4%
							5,452	5,528	2.4%
Total Technology							75,576	75,320	32.0%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	6.02%	7/23/2025	2,253	2,242	2,240	1.0%
Firstlight Fiber	(13)	Senior Secured Loans - Second Lien	L+7.50%	10.02%	7/23/2026	2,500	2,476	2,456	1.0%
							4,718	4,696	2.0%
Total Telecommunications							4,718	4,696	2.0%
Transportation: Cargo
Flexi-Van Leasing Inc.		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,730	4,030	1.7%
Total Transportation: Cargo							4,730	4,030	1.7%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	11.63%	2/28/2025	6,000	5,895	5,880	2.5%
Moxie Patriot, LLC		Senior Secured Loans - First Lien	L+6.50%	9.30%	8/21/2020	2,922	2,888	2,634	1.1%
MRP Generation Holdings, LLC	(15)	Senior Secured Loans - First Lien	L+7.00%	9.80%	10/18/2022	4,888	4,687	4,668	2.0%
Total Utilities: Electric							13,470	13,182	5.6%

Utilities: Oil & Gas
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	1/15/2022	2,250	2,219	1,834	0.8%
Ferrellgas, LP	(11)	Senior Unsecured Debt	N/A	6.75%	6/15/2023	1,855	1,782	1,493	0.6%
							4,001	3,327	1.4%

SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	8.03%	10/31/2025	6,000	5,823	6,000	2.5%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2018 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Total Utilities: Oil & Gas							9,824	9,327	3.9%
Total Debt Investments							$373,910	$363,627	153.9%

Equity investments - 4.4%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		201,713	$3,983	$4,034	1.7%
Total Banking, Finance, Insurance & Real Estate							3,983	4,034	1.7%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	3,413	3,222	1.3%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	162	0.1%
Total Energy: Oil & Gas							3,861	3,384	1.4%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		1,656	165	204	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,604	2,604	2,604	1.1%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	231	0.1%
Wolfhound Parent Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,030	3,069	1.3%
Total Equity Investments							$10,874	$10,487	4.4%

Total Investments - 158.3%							$384,784	$374,114	158.3%

December 31, 2018 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2019	£(108)	$(85)	—	$1	—%
JPMorgan Chase Bank	1/14/2019	$841	£665	—	$(7)	—%
JPMorgan Chase Bank	1/14/2019	$27,982	£22,230	—	$(373)	(0.2)%
JPMorgan Chase Bank	1/14/2019	$795	€697	—	$(5)	—%
					$(384)	(0.2)%
_______________________

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)
All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)
The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2018, LIBO rates ranged between 2.50% for 1-month LIBOR to 2.81% for 3-month LIBOR.

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

(8)
As of December 31, 2018, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.6 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $12.7 million; the net unrealized depreciation was $11.1 million; the aggregate cost of securities for Federal income tax purposes was $384.8 million.

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

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund (the “Master Fund”) was formed as a Delaware statutory trust on September 5, 2014. The Master Fund's investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing primarily in privately-negotiated loans to private middle market United States (U.S.) companies. On April 1, 2015, the Master Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Master Fund commenced investment operations on April 2, 2015. The Master Fund serves as the master fund in a master fund/feeder fund structure. The Master Fund issues its shares ("Shares" or "Common Shares") to one or more affiliated feeder funds in a continuous series of private placement transactions.
Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor") is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.
As of December 31, 2019, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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
Valuation of Investments
The Master Fund measures the value of its investments in accordance with ASC Topic 820 — Fair Value Measurement (“ASC 820”), issued by the FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable and willing and able to transact. In accordance with ASC 820, the Master Fund considers its principal market to be the market that has the greatest volume and level of activity.
ASC 820 defines hierarchical levels directly related to the amount of subjectivity associated with the inputs used to determine fair values of assets and liabilities. The hierarchical levels and types of inputs used to measure fair value for each level are described as follows:
Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives, money market/short-term investment funds and foreign currency are generally included in Level 1. The Master Fund does not adjust the quoted price for these investments.
Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. In determining the value of a particular investment, independent pricing services may use certain information with respect to transactions in such investments, quotations from multiple dealers or brokers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments generally included in this category are corporate bonds and loans.
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
Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees, based on, among other things, the input of Guggenheim and management, its audit committee and independent third-party valuation firms. The Master Fund and the Board of Trustees conduct their fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.
The valuation techniques used by the Master Fund for the assets that are classified as Level 3 in the fair value hierarchy are described below.

Notes to Consolidated Financial Statements

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
Security Transactions and Realized/Unrealized Gains or Losses
Investments purchased on a secondary market basis are recorded on the trade date. Loan originations are recorded on the funding date. All investments sold are derecognized on the trade date. The Master Fund measures realized gains or losses from the repayment or sale of investments using the specific lot identification method. Realized gains or losses are measured by the difference between (i) the net proceeds from the repayment or sale, inclusive of any prepayment premiums and (ii) the amortized cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily measures the change in investment values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. The amortized cost basis of investments includes (i) the original cost, net of original issue discount and loan origination fees, if any, and (ii) adjustments for the accretion/amortization of market discounts and premiums. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Interest Income
Interest income is recorded on an accrual basis and includes amortization of premiums to par value and accretion of discounts to par value. Discounts and premiums to par value on securities purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method, or straight-line method, as applicable. Loan origination, closing and other fees received by the Master Fund directly or indirectly from borrowers in connection with the closing of investments are accreted over the contractual life of the debt investment as interest income based on the effective interest method.

Notes to Consolidated Financial Statements

Certain of the Master Fund’s investments in debt securities may contain a contractual payment-in-kind ("PIK") interest provision. The PIK provisions generally feature the obligation, or the option, at each interest payment date of making interest payments in (i) cash, (ii) additional securities or (iii) a combination of cash and additional securities. PIK interest, computed at the contractual rate specified in the investment’s credit agreement, is accrued as interest income and recorded as interest receivable up to the interest payment date. On the interest payment date, the Master Fund will capitalize the accrued interest receivable attributable to PIK as additional principal due from the borrower. When additional PIK securities are received on the interest payment date, they typically have the same terms, including maturity dates and interest rates, as the original securities issued. PIK interest generally becomes due on the investment's maturity date or call date.
If the portfolio company's valuation indicates the value of the PIK security is not sufficient to cover the contractual PIK interest, the Master Fund will not accrue additional PIK interest income and will record an allowance for any accrued PIK interest receivable as a reduction of interest income in the period the Master Fund determines it is not collectible.
Debt securities are placed on non-accrual status when principal or interest payments are at least 90 days past due or when there is reasonable doubt that principal or interest will be collected. Generally, accrued interest is reversed against interest income when a debt security is placed on non-accrual status. Interest payments received on debt securities on non-accrual status may be recognized as interest income or applied to principal based on management’s judgment. Debt securities on non-accrual status are restored to accrual status when past due principal and interest are paid, and, in management’s judgment, such securities are likely to remain current on interest payment obligations. The Master Fund may make exceptions to this treatment if the debt security has sufficient collateral value and is in the process of collection.
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
Fee Income
Guggenheim, or its affiliates, may provide financial advisory services to portfolio companies and in return may receive fees for capital structuring services. Guggenheim is obligated to remit to the Master Fund any earned capital structuring fees based on the pro rata portion of the Master Fund’s investment in originated co-investment transactions. These fees are generally non-recurring and are recognized as fee income by the Master Fund upon the earlier of the investment commitment date or investment closing date. The Master Fund may also receive fees for investment commitments, amendments to credit agreements and other services rendered to portfolio companies. Such fees are recognized as fee income when earned or when the services are rendered.
Derivative Instruments
Derivative instruments solely consist of foreign currency forward contracts. The Master Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Foreign currency forward contracts entered into by the Master Fund are not designated as hedging instruments, and as a result, the Master Fund presents changes in fair value through net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations. Realized gains and losses that occur upon the cash settlement of the foreign currency forward contracts are included in net realized gains (losses) on foreign currency forward contracts on the consolidated statements of operations.
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

Notes to Consolidated Financial Statements

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
Net realized gains or losses on foreign currency transactions arise from sales of foreign currency, currency gains or losses realized between the trade and settlement dates on securities transactions and the difference between the amounts of dividends, interest and foreign withholding taxes recorded by the Master Fund and the U.S. dollar equivalent of the amounts actually received or paid by the Master Fund.
Unrealized appreciation (depreciation) from foreign currency translation for foreign currency forward contracts is included in net change in unrealized appreciation (depreciation) on foreign currency forward contracts in the consolidated statements of operations and is included in accumulated earnings (loss), net of distributions on the consolidated statements of assets and liabilities.
Investment Advisory Fees
The Master Fund incurs investment advisory fees including: (i) a base management fee and (ii) a performance-based incentive fee which includes (a) an incentive fee on income and (b) an incentive fee on capital gains, due to Guggenheim pursuant to an investment advisory agreement between the Master Fund and Guggenheim (the "Investment Advisory Agreement") as described in Note 6. Related Party Agreements and Transactions. The two components of the performance-based incentive fee will be combined and expensed in the consolidated statements of operations and accrued in the consolidated statements of assets and liabilities as accrued performance-based incentive fee. Pursuant to the terms of the Investment Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) based on the Master Fund’s realized capital gains on a cumulative basis from inception, net of all realized capital losses and unrealized depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Although the terms of the Investment Advisory Agreement do not provide for the inclusion of unrealized gains in the calculation of the incentive fee on capital gains, the Master Fund includes unrealized gains in the calculation of the incentive fee on capital gains in accordance with GAAP. Therefore the accrued amount, if any, represents an estimate of the incentive fees that may be payable to Guggenheim if the Master Fund’s entire investment portfolio was liquidated at its fair value as of the date of the consolidated statements of assets and liabilities, even though Guggenheim is not entitled to any incentive fee based on unrealized appreciation unless and until such unrealized appreciation is realized.
Deferred Financing Costs
Deferred financing costs represent fees and other direct incremental costs incurred in connection with the arrangement of the Master Fund's borrowings. These costs are presented in the consolidated statements of assets and liabilities as a direct deduction of the debt liability to which the costs pertain. These costs are amortized using the effective interest method and are included in interest expense on the consolidated statements of operations over the life of the borrowings.
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

Notes to Consolidated Financial Statements

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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, open U.S. Federal and state income tax years include the tax years ended December 31, 2016 through December 31, 2018. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Recent Accounting Standards
Securities and Exchange Commission (“SEC”) Disclosure Update and Simplification:
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal quarter ended March 31, 2019. The SEC Release required presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, accumulated earnings (loss), net of distributions, on the consolidated statements of assets and liabilities, as three components: 1) accumulated undistributed (distributions in excess of) net investment income; 2) accumulated undistributed net realized gain (loss) and 3) net unrealized appreciation (depreciation) and presented distributions from earnings on the consolidated statements of changes in net assets as three components: 1) distributions from net investment income; 2) distributions from net realized gains and 3) distributions in excess of net investment income. In accordance with the SEC Release, accumulated earnings and distributions from earnings are shown in total on the consolidated statements of assets and liabilities and consolidated statements of changes in net assets, respectively. The changes in presentation have been retrospectively applied to comparative periods presented in the consolidated financial statements.
The following table provides the reconciliation of the components of distributions from earnings to conform to the current period presentation for the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Shareholder Distributions:
Distribution from net investment income	$(18,311)	$(13,738)
Distribution from realized gains	(6,261)	(1,978)
Distribution in excess of net investment income	—	(962)
Distributions from earnings	$(24,572)	$(16,678)

Notes to Consolidated Financial Statements

The following table presents a breakout of accumulated loss, net of distributions, as of December 31, 2018:

As of December 31, 2018
Accumulated distributions in excess of net investment income	$(32)
Accumulated undistributed net realized gain	1,189
Net unrealized depreciation	(11,037)
Accumulated loss, net of distributions	$(9,880)

Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$279,872	$268,678	72.2%	$260,745	$258,675	69.2%
Senior secured loans - second lien	56,913	56,651	15.2	67,871	62,967	16.8%
Senior secured bonds	12,996	12,223	3.3	17,558	15,690	4.2%
Senior unsecured debt	22,253	21,537	5.8	27,736	26,295	7.0%
Total senior debt	$372,034	$359,089	96.5%	$373,910	$363,627	97.2%
Equity and other	13,768	13,104	3.5	10,874	10,487	2.8
Total investments	$385,802	$372,193	100.0%	$384,784	$374,114	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2019 and December 31, 2018, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2019			December 31, 2018
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$81,806	$81,726	22.0%	$78,606	$78,389	21.0%
Healthcare & Pharmaceuticals	41,194	41,101	11.0	38,053	37,901	10.1
Services: Business	40,279	40,115	10.8	34,313	33,682	9.0
Beverage, Food & Tobacco	24,104	24,555	6.6	36,862	31,807	8.5
Media: Advertising, Printing & Publishing	24,566	24,432	6.6	24,259	23,265	6.2
Retail	29,511	22,880	6.1	19,635	19,677	5.3
Automotive	24,095	21,938	5.9	26,886	26,827	7.2
Chemicals, Plastics & Rubber	20,010	20,072	5.4	5,602	5,608	1.5
Construction & Building	14,832	14,818	4.0	17,126	16,875	4.5
Containers, Packaging & Glass	13,259	12,233	3.3	11,363	11,403	3.0
Energy: Oil & Gas	15,266	11,778	3.2	17,320	16,637	4.4
Banking, Finance, Insurance & Real Estate (1)	11,021	11,191	3.0	11,318	10,749	2.9
Utilities: Electric	8,786	8,508	2.3	13,470	13,182	3.5
Aerospace & Defense	7,274	6,877	1.8	8,583	8,367	2.2
Hotel, Gaming & Leisure	6,711	6,824	1.8	4,774	4,687	1.3
Utilities: Oil & Gas	5,784	5,881	1.6	9,824	9,327	2.5
Telecommunications	4,697	4,718	1.3	4,718	4,696	1.3
Transportation: Cargo	4,778	4,714	1.3	4,730	4,030	1.1
Consumer goods: Non-durable	4,548	4,553	1.2	9,699	9,653	2.6
Capital Equipment	2,000	1,995	0.5	3,514	3,442	0.9
Consumer Goods: Durable	1,281	1,284	0.3	4,129	3,910	1.0
Total investments	$385,802	$372,193	100.0%	$384,784	$374,114	100.0%
______________

(1)	Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2019 and December 31, 2018.

Geographic Dispersion	December 31, 2019	December 31, 2018
United States of America	85.5%	86.3%
United Kingdom	9.2	9.0
Canada	2.8	2.3
Italy	1.5	1.5
Ireland	1.0	0.9
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2019 and December 31, 2018:

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$772	$779	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	24,936	25,016	(80)
Total					$25,708	$25,795	$(87)

December 31, 2018
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£(85)	$(108)	$(109)	$1
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£665	841	848	(7)
GBP	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£22,230	27,982	28,355	(373)
EUR	January 14, 2019	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€697	795	800	(5)
Total					$29,510	$29,894	$(384)

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

		For the Years Ended December 31,
	Statement Location	2019	2018	2017
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(873)	$2,316	$(1,327)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	297	(185)	(191)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(576)	$2,131	$(1,518)

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

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2019 and December 31, 2018:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)
December 31, 2018	JP Morgan Chase Bank, N.A.	$—	$(384)	$160	$(224)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2019 and December 31, 2018, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)

Notes to Consolidated Financial Statements

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$54,117	$204,558	$258,675
Senior secured loans - second lien	—	11,069	51,898	62,967
Senior secured bonds	—	15,690	—	15,690
Senior unsecured debt	—	9,629	16,666	26,295
Total senior debt	$—	$90,505	$273,122	$363,627
Equity and other	162	—	10,325	10,487
Total investments	$162	$90,505	$283,447	$374,114
Percentage	0.0%	24.2%	75.8%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(384)	$—	$(384)

Notes to Consolidated Financial Statements

Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2019 and December 31, 2018:

December 31, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$121,594	Yield analysis	Yield	8.44%	4.64% - 12.05%	Decrease
	$5,722	Transacted value	Potential transaction	100.00	100.00	Increase
	$14,656	Yield analysis	Yield	7.88%	6.47% - 8.5%	Decrease
		Transacted value	Potential transaction	101.73	100 - 105.57	Increase
	$5,795	Yield analysis	Yield	20.23%	20.23%	Decrease
		Transacted value	Bid	61.27	61.27	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	5.9x	5.9x	Increase
Senior secured loans - second lien	$16,904	Yield analysis	Yield	9.91%	7.67% - 11.27%	Decrease
	$15,492	Transacted value	Potential transaction	101.00	101.00	Increase
	$4,386	Yield analysis	Yield	11.46%	11.46%	Decrease
		Transacted value	Potential transaction	100.00	100.00	Increase
Senior unsecured debt	$16,798	Yield analysis	Yield	12.44%	11.53% - 14.33%	Decrease
Equity and other	$30	Transacted value	Cost	15.36	15.36	Increase
	$3,303	Transacted value	Potential transaction	1,116.45	1,116.45	Increase
	$4,752	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$81	Discounted cash flow	EBITDA multiple	16.7x	16.7x	Increase
	$2,081	Market comparable	Cash Flow Multiple	3.6x	3.6x	Increase
		Market comparable	Oil production multiple (6)	19,650x	19,650x	Increase
		Market comparable	Oil reserve multiple (7)	6.6x	6.6x	Increase
	$2,767	Discounted cash flow	Discount Rate	20.01%	14.08% - 15%	Decrease
		Discounted cash flow	EBITDA multiple	14.5x	13.2x - 15.4x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.74%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.2x	7.5x - 13x	Increase
Total	$214,361
______________

(1)
For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

Notes to Consolidated Financial Statements

(2)
The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2019, the Master Fund had investments of this nature measured at fair value totaling $45.7 million.

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

(5)	Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.

(6)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(7)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

December 31, 2018
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$122,898	Yield analysis	Yield	9.37%	2.63% - 12.72%	Decrease
	$9,790	Transaction value	Cost (5)	98.79	87.65-100.00	Increase
Senior secured loans - second lien	$34,275	Yield analysis	Yield	11.35%	9.12% - 12.58%	Decrease
Senior unsecured debt	$16,666	Yield analysis	Yield	11.50%	9.51% - 16.01%	Decrease
Equity and other	$4,034	Market Comparables	Capitalization rate	7.00%	7.00%	Increase
	$3,222	Market Comparables	Cash flow multiple	4.7x	4.7x	Increase
		Market Comparables	Oil production multiple (6)	24,740	24,740	Increase
		Market Comparables	Oil reserve multiple (7)	6.60	6.60	Increase
	$2,634	Transaction Value	Cost (5)	988.79	15.36-1000.00	Increase
	$231	Discounted Cash Flow	Discount Rate	14.58%	14.58%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	8.00%	8.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	13.0x	13.0x	Increase
	$204	Discounted Cash Flow	Discount Rate	15.05%	15.05%	Decrease
		Discounted Cash Flow	Perpetuity Growth rate	5.00%	5.00%	Increase
		Discounted Cash Flow	EBITDA Multiple	9.0x	9.0x	Increase
		Transaction value	EBITDA Multiple	13.2x	13.2x	Increase
Total	$193,954
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

Notes to Consolidated Financial Statements

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
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2019 and December 31, 2018:

	For the Year Ended December 31, 2019
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2019	$204,558	$51,898	$16,666	$10,325	$283,447
Additions (1)	41,376	4,469	—	3,560	49,405
Sales and repayments (2)	(31,640)	(6,967)	—	(636)	(39,243)
Net realized gains (losses) (3)	503	(4,428)	—	—	(3,925)
Net change in unrealized appreciation (depreciation) on investments (4)	(7,141)	4,132	93	(235)	(3,151)
Net discount accretion	666	87	39	—	792
Transfers into Level 3 (5)	35,926	3,488	—	—	39,414
Transfers out of Level 3 (6)	(56,274)	(10,392)	—	—	(66,666)
Fair value balance as of December 31, 2019	$187,974	$42,287	$16,798	$13,014	$260,073
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2019	$(7,579)	$(78)	$93	$(317)	$(7,881)
___________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.

(6)
For the year ended December 31, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.

Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2018
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Equity and Other	Total
Balance as of January 1, 2018	$197,008	$66,464	$8,273	$21,313	$14,923	$231	$308,212
Additions (1)	90,075	25,143	—	2,036	—	6,784	124,038
Sales and repayments (2)	(63,733)	(25,661)	(5,081)	(22,546)	—	(300)	(117,321)
Net realized gains (losses) (3)	2,395	525	445	1,823	—	(1,586)	3,602
Net change in unrealized appreciation (depreciation) on investments (4)	(2,190)	(1,427)	(235)	(917)	(19)	1,783	(3,005)
Net discount accretion	610	85	11	34	19	—	759
Restructuring	—	—	(3,413)	14,923	(14,923)	3,413	—
Transfers into Level 3 (5) (6)	28,223	3,068	—	—	—	—	31,291
Transfers out of Level 3 (5) (7)	(47,830)	(16,299)	—	—	—	—	(64,129)
Fair value balance as of December 31, 2018	$204,558	$51,898	$—	$16,666	$—	$10,325	$283,447
Change in net unrealized depreciation on investments held as of December 31, 2018	$(1,990)	$(1,337)	$—	$(241)	$—	$(102)	$(3,670)
______________

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)
The Master Fund transfers investments in and out of Level 1, 2 and 3 securities at the value of the investment as of the beginning of the period based on changes in the use of observable inputs utilized to perform the valuation for the period.

(6)	For the year ended December 31, 2018, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service.

(7)	For the year ended December 31, 2018, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by one or more independent pricing services.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2019, approximates its carrying value.

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
Two of the Master Fund’s executive officers, Kevin Robinson, Senior Vice President and Brian Binder, Senior Vice President, serve as executive officers of Guggenheim. All of the Master Fund's executive officers also serve as executive officers of the Feeder Funds.
Guggenheim and/or its affiliates receive, as applicable, compensation for (i) investment advisory services, (ii) reimbursement of expenses in connection with investment advisory activities, administrative services and organizing the Master Fund and (iii) capital markets services in connection with the raising of equity capital for Feeder Funds affiliated with the Master Fund, as more fully discussed below.

Notes to Consolidated Financial Statements

Investment Advisory Agreements and Compensation of the Advisor
The Master Fund is party to an Investment Advisory Agreement with Guggenheim, pursuant to which the Master Fund agreed to pay Guggenheim an investment advisory fee consisting of two components: (i) a management fee and (ii) a performance-based incentive fee. Guggenheim continues to be entitled to reimbursement of certain expenses incurred on behalf of the Master Fund in connection with investment operations and investment transactions.
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
Administrative Services Agreement
The Master Fund entered into an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim agreed to provide administrative services to the Master Fund, including office facilities and equipment, and clerical, bookkeeping and record-keeping services. More specifically, Guggenheim, serving as the administrator (the "Administrator"), performs and oversees the Master Fund's required administrative services, which included financial and corporate record-keeping, preparing and disseminating the Master Fund's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services fees rendered by others. For providing these services, facilities and personnel, the Master Fund reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. To the extent that the Administrator outsources any of its functions, the Master Fund may pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.
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

Notes to Consolidated Financial Statements

Dealer Manager Agreement
The Master fund is party to a dealer manager agreement, as amended (the "Dealer Manager Agreement") with Guggenheim Funds Distributors, LLC ("GFD") an affiliate of Guggenheim. Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) GCIF 2016T's and GCIF 2019's public offerings of common shares and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Master Fund is not responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement; therefore, fees compensating GFD are not presented in this periodic report. As to a Feeder Fund, the Deal Manager Agreement may be terminated by a Feeder Fund or GFD upon 60 calendar days' written notice to the other party.
Capital Structuring Fees and Administrative Agency Fees
Guggenheim and its affiliates are obligated to remit to the Master Fund any earned capital structuring fees and administrative agency fees (i.e. loan administration fees) based on the Master Fund's pro rata portion of the co-investment transactions or originated investments in which the Master Fund participates.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2019	2018	2017
	Expenses:
CCA & Guggenheim	Prior Investment Advisory Agreement - management fee	$—	$—	$5,229
Guggenheim	Investment Advisory Agreement - management fee	6,889	7,195	2,167
CCA & Guggenheim	Prior Administrative Services Agreement - expense reimbursement	—	—	303
Guggenheim	Administrative Services Agreement - expense reimbursement	818	645	168
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	271	164	371
WPC & Guggenheim	Reimbursement of advisor transition costs	—	—	798
____________________

(1)
Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.

(2)
As of December 31, 2019 and December 31, 2018, the Master Fund's accumulated unrealized depreciation exceeded its accumulated net realized capital gains and therefore, Guggenheim did not earn any performance-based incentive fee during the year. During the year ended December 31, 2017, Guggenheim contractually earned and subsequently waived, an incentive fee on capital gains in the amount of less than $0.1 million.

Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2019, management believes that the risk of incurring any losses for such indemnifications is remote.

Notes to Consolidated Financial Statements

Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of December 31, 2019, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $175.0 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
Hamilton and JPM amended the Hamilton Credit Facility on June 29, 2018 to, among other things, (i) extend the term from December 17, 2019 to December 29, 2022, (ii) extend the draw-down term from December 17, 2018 to December 29, 2021, (iii) reduce the interest rate from 3-month LIBOR +2.65% per annum to 3-month LIBOR +2.50% per annum, (iv) include a revolving feature on all amounts above the minimum utilization amount and (v) reduce the undrawn fee charged on all amounts below the facility's minimum utilization amount from 265 basis points per annum to 250 basis points per annum.
Hamilton's borrowings as of December 31, 2019 and December 31, 2018 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
December 31, 2018	$175,000	$150,000	$148,482	5.29%	12/29/22	4.0	years
_________________

(1)	Carrying value is equal to outstanding principal amount net of unamortized financing costs.

(2)
Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of December 31, 2019 and December 31, 2018) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.

The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
Stated interest expense	$8,023	$7,193	$5,593
Unused/undrawn fees	149	253	459
Amortization of deferred financing costs	380	439	483
Total interest expense	$8,552	$7,885	$6,535
Average borrowings	$160,312	$150,000	$142,615

Weighted average interest rate (1)	5.03%	4.90%	4.19%
Amortized financing costs	0.23%	0.29%	0.33%
Total borrowing cost	5.26%	5.19%	4.52%
_________________

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2019 and December 31, 2018, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2019	December 31, 2018
Aceto Chemical (Revolver)	$800	$—
Acquia Inc. (Revolver)	211	—
Alexander Mann Solutions (Revolver) (2)	446	446
Apptio, Inc. (Revolver)	326	326
Bluefin Holding, LLC (Revolver)	132	—
Boats Group (Revolver)	1,000	1,000
GAL Manufacturing (Revolver)	260	384
Galls LLC (Delayed Draw)	1,518	1,644
Galls LLC (Revolver)	113	326
Gladman Developments Ltd. (Delayed Draw) (2)	706	1,648
Lytx, Inc. (Revolver)	368	368
Mavis Tire Express Services Corp. (Delayed Draw)	319	435
Mavis Tire Express Services Corp. (Revolver)	189	217
Onyx CenterSource (Revolver)	329	329
PSI Services LLC (Delayed Draw)	239	—
PSI Services LLC (Delayed Draw)	168	—
PSI Services LLC (Revolver)	269	—
Seal For Life Industries US LLC (Revolver)	390	—
SLR Consulting (Delayed Draw) (2)	—	534
Trader Interactive (Revolver)	346	346
Velocity Holdings US (Revolver)	—	115
Wind River Systems (Bridge Loan)	—	353
Total Unfunded Commitments	$8,129	$8,471
______________________

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	This commitment is in foreign currency and has been converted to USD using the December 31, 2019 and December 31, 2018 exchange rates, respectively.
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

Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$8.09	$8.52	$8.47	$8.00	$9.00
Net investment income (1)	0.63	0.64	0.50	0.21	0.30
Net realized gains (losses) (1)	(0.25)	0.24	0.12	0.05	0.01
Net change in unrealized appreciation (depreciation) (2)	(0.09)	(0.47)	0.02	0.45	(1.01)
Net increase (decrease) resulting from operations	0.29	0.41	0.64	0.71	(0.70)
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.59)	(0.63)	(0.49)	(0.17)	(0.30)
Distributions from realized gains	(0.01)	(0.21)	(0.07)	(0.04)	—
Distributions in excess of net investment income	—	—	(0.03)	(0.03)	—
Net decrease resulting from distributions	(0.60)	(0.84)	(0.59)	(0.24)	(0.30)
Net asset value, end of year	$7.78	$8.09	$8.52	$8.47	$8.00

INVESTMENT RETURNS
Total investment return (4)	3.55%	4.87%	7.80%	9.14%	(7.91)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$211,197	$236,232	$248,481	$178,066	$46,704
Average net assets (5)	$229,144	$247,249	$233,765	$101,825	$49,119
Common Shares outstanding, end of year	27,157,534	29,195,002	29,151,096	21,016,797	5,840,060
Weighted average Common Shares outstanding	28,730,579	29,163,651	27,524,615	12,370,464	5,571,531

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	7.87%	6.55%	7.70%	9.65%	5.16%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	—%	(0.35)%	—%	(1.78)%
Total expenses	7.87%	6.55%	7.35%	9.65%	3.38%
Net investment income	7.88%	7.51%	5.88%	2.53%	3.45%

Average outstanding borrowings (5)	$160,312	$150,000	$142,615	$67,000	$16,385
Portfolio turnover rate (5) (6)	20%	49%	43%	51%	39%
Asset coverage ratio (7)	2.23	2.57	2.66	2.41	2.15
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)
The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the year may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the year because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

Notes to Consolidated Financial Statements

(3)
The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2019, the Master Fund estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)
Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the year, (ii) the sale at the net asset value per Common Share on the last day of the year, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the year. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the year. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)
The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the year is based on averaging the amount on the first day of the first month of the year and the last day of each month during the period.

(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)
Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the period.

Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559
July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
October 7, 14, 21	October 23	0.00776	0.02328	666
October 28, November 4, 11, 18	November 20	0.01049	0.04196	1,170
November 25, December 2, 9, 16, 23	December 26	0.01200	0.06000	1,663
			$0.59888	$17,246

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000

Notes to Consolidated Financial Statements

July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
October 2, 9, 16, 23, 30	October 31	0.01346	0.06730	1,962
November 6, 13, 20, 27	November 28	0.01346	0.05384	1,573
December 3, 10, 17, 24	December 26	0.01346	0.05384	1,573
December 28	January 9, 2019	0.10276	0.10276	3,000
December 31	January 30, 2019	0.01346	0.01346	394
			$0.84247	$24,572

For Calendar Year 2017
January 31	February 1	0.03015	$0.03015	$691
February 28	March 1	0.03300	0.03300	803
March 28	March 29	0.03101	0.03101	806
April 28	May 1	0.03900	0.03900	1,093
May 30	May 31	0.04603	0.04603	1,299
June 29	June 30	0.03852	0.03852	1,100
July 25	July 27	0.06877	0.06877	2,000
August 29	August 30	0.04437	0.04437	1,300
September 26	September 27	0.04437	0.04437	1,300
October 30	October 31	0.07500	0.07500	2,186
November 27	November 28	0.05489	0.05489	1,600
December 21	December 22	0.08576	0.08576	2,500
			$0.59087	$16,678
For income tax purposes, the Master Fund estimates that its 2019 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
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
For the years ended December 31, 2019, December 31, 2018 and December 31, 2017, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2019	2018	2017
Paid in capital in excess of par value	$—	$(1)	$(67)
Undistributed net investment income	(707)	1,062	67
Accumulated realized gains	707	(1,061)	—
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2019, December 31, 2018 and December 31, 2017:

	For the Years Ended December 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$8,300	$11,960	$17,708
Net realized losses	7,108	—	—
Net change in unrealized (appreciation) depreciation	2,658	13,742	(626)
Unearned performance-based incentive fee on unrealized gains (losses)	11	(1,346)	798
Offering expense	—	—	68
Other book-tax difference	(589)	48	(199)
Total taxable income and gains available for distributions	$17,488	$24,404	$17,749
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2018 and December 31, 2017 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2019. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2019	2018	2017
Ordinary income (including short-term capital gains)	$16,911	$21,113	$16,321
Long-term capital gains (1)	335	3,459	357
Total distributions	$17,246	$24,572	$16,678
Distributions as a percentage of taxable income and gains available for distributions (2)	98.6%	100.7%	94.0%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).
(2)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2019 and December 31, 2018, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2019	2018
Undistributed ordinary income, net	$577	$508
Undistributed capital gains	(6,402)	681
Unrealized loss	(12,834)	(11,037)
Other temporary adjustments	(167)	(32)
Total accumulated (loss), net	$(18,826)	$(9,880)
Under the current tax law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term.  At December 31, 2019, the Company incurred $(6,402) of long-term capital losses.

Notes to Consolidated Financial Statements

Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 are presented below:

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$8,908	$9,162	$9,114	$8,923
Net investment income	4,498	4,567	4,603	4,398
Net realized and unrealized losses	(4,094)	(4,974)	(387)	(311)
Net increase (decrease) in net assets resulting from operations	404	(407)	4,216	4,087
Net assets	211,197	225,699	230,030	236,295
Total investment income per Common Share - basic and diluted	0.32	0.32	0.31	0.31
Net investment income per Common Share - basic and diluted	0.16	0.16	0.16	0.15
Earnings (loss) per Common Share - basic and diluted	0.01	(0.01)	0.14	0.14
Net asset value per Common Share at end of quarter	7.78	7.89	8.04	8.07

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$8,963	$8,678	$8,853	$8,265
Net investment income	6,345	4,343	4,476	3,393
Net realized and unrealized gains (losses)	(9,105)	(592)	(28)	3,128
Net increase (decrease) in net assets resulting from operations	(2,760)	3,751	4,448	6,521
Net assets	236,232	247,131	248,950	249,901
Total investment income per Common Share - basic and diluted	0.31	0.30	0.30	0.28
Net investment income per Common Share - basic and diluted	0.22	0.15	0.15	0.12
Earnings (loss) per Common Share - basic and diluted	(0.09)	0.13	0.15	0.22
Net asset value per Common Share at end of quarter	8.09	8.48	8.54	8.57

	As of and for the three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$8,661	$8,331	$7,745	$6,172
Net investment income	4,402	3,862	3,555	1,919
Net realized and unrealized gains (losses)	998	956	(256)	2,272
Net increase in net assets resulting from operations	5,400	4,818	3,299	4,191
Net assets	248,481	249,367	248,564	236,398
Total investment income per Common Share - basic and diluted	0.30	0.29	0.28	0.26
Net investment income per Common Share - basic and diluted	0.15	0.13	0.13	0.08
Earnings per Common Share - basic and diluted	0.19	0.16	0.12	0.18
Net asset value per Common Share at end of quarter	8.52	8.55	8.55	8.55

Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.