Form 10-Q
period 2020-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2020-05-14
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 8, 2020 was 16,855,065.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2019, that was filed on March 13, 2020. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,822,452 shares purchased at a cost of $148,142 and 18,122,416 shares purchased at a cost of $150,509, respectively)	$116,394	$140,933
Cash	1,695	802
Principal receivable	6	6
Receivable from related parties	120	—
Dividends receivable	178	—
Total assets	118,393	141,741

Liabilities
Due to Dealer Manager	1,622	1,853
Accounts payable, accrued expenses and other liabilities	33	32
Accrued professional services fees	86	60
Distributions payable	1,068	—
Payable to related parties	—	108
Total liabilities	2,809	2,053
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$115,584	$139,688

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,749,663 and 16,961,080 Common Shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	$17	$17
Paid-in-capital in excess of par value	147,491	149,220
Accumulated loss, net of distributions	(31,924)	(9,549)
Total net assets	$115,584	$139,688
Net asset value per Common Share	$6.90	$8.24

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Investment Income
Dividends from investment in GCIF	$2,677	$2,196
Total investment income	2,677	2,196

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	53	52
Professional services fees	31	38
Shareholder servicing expenses	80	87
Transfer agent expense	82	84
Other expenses	9	24
Total operating expenses	259	289
Reimbursement of expense support	27	57
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(255)	—
Net expenses	31	346
Net investment income	2,646	1,850

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	(72)	—
Long term gain distributions from investment in GCIF	—	849
Net realized gains (losses) from investment in GCIF	(72)	849
Net change in unrealized depreciation from investment in GCIF	(22,172)	(407)
Net realized and unrealized gains (losses)	(22,244)	442
Net increase (decrease) in net assets resulting from operations	$(19,598)	$2,292

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.16	$0.10
Earnings (losses) per Common Share - basic and diluted	$(1.15)	$0.13
Weighted average Common Shares outstanding - basic and diluted	16,981,841	17,630,556
Distributions per Common Share	$0.16	$0.15
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	2,646	2,646
Net realized losses from investment in GCIF	—	—		—	(72)	(72)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(22,172)	(22,172)
Net decrease in net assets resulting from operations	—	—		—	(19,598)	(19,598)
Shareholder distributions:
Distributions from earnings	—	—		—	(2,777)	(2,777)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,777)	(2,777)
Capital share transactions:
Common Shares issued from reinvestment of distributions	87,105	—	(1)	721	—	721
Common Shares repurchased	(298,522)	—	(1)	(2,469)	—	(2,469)
Distribution services charge	—	—		19	—	19
Net decrease in net assets resulting from capital share transactions	(211,417)	—		(1,729)	—	(1,729)
Net decrease for the period	(211,417)	—		(1,729)	(22,375)	(24,104)
Balance at March 31, 2020	16,749,663	$17		$147,491	$(31,924)	$115,584

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	1,850	1,850
Net realized gains from investment in GCIF	—	—		—	849	849
Net change in unrealized depreciation from investment in GCIF	—	—		—	(407)	(407)
Net increase in net assets resulting from operations	—	—		—	2,292	2,292
Shareholder distributions:
Distributions from earnings	—	—		—	(2,661)	(2,661)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,661)	(2,661)
Capital share transactions:
Common Shares issued from reinvestment of distributions	211,933	—	(1)	1,831	—	1,831
Common Shares repurchased	(207,679)	—	(1)	(1,797)	—	(1,797)
Distribution services charge	—	—		7	—	7
Net increase in net assets resulting from capital share transactions	4,254	—		41	—	41
Net increase (decrease) for the period	4,254	—		41	(369)	(328)
Balance at March 31, 2019	17,538,776	$18		$153,940	$(2,577)	$151,381
_______________________

(1)	Amount is less than $1,000.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(19,598)	$2,292
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Purchase of investment in GCIF	—	(1,000)
Sale of investment in GCIF through GCIF's share repurchase program	2,295	—
Net realized losses from investment in GCIF	72	—
Net change in unrealized depreciation from investment in GCIF	22,172	407
(Increase) decrease in operating assets:
Receivable from related parties	(120)	31
Dividends receivable	(178)	2,189
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(5)	(5)
Accounts payable, accrued expenses and other liabilities	1	43
Accrued professional services fees	26	24
Payable to related parties	(108)	25
Net cash provided by operating activities	4,557	4,006

Financing activities
Repurchase of Common Shares	(2,469)	(1,797)
Distributions paid	(988)	(2,351)
Payment of DSS Fees	(207)	(221)
Net cash used in financing activities	(3,664)	(4,369)

Net increase (decrease) in cash	893	(363)
Cash, beginning of period	802	1,698
Cash, end of period	$1,695	$1,335
Supplemental information and non-cash financing activities:
Distributions reinvested	$721	$1,831
Due to Dealer Manager	$(19)	$(7)
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
The Master Fund is externally managed by Guggenheim Partners Investment Management, LLC ("Guggenheim" or the "Advisor"), which is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.
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
As of March 31, 2020, the Company owned 65.8% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2016 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2020	17,822,452	18,079,564	18,079,564	$148,142	$116,394	100.7%
December 31, 2019	18,122,416	18,445,894	18,742,374	$150,509	$140,933	100.9%
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
Share Repurchase Program
      The Master Fund has implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. The Master Fund's Board may amend, suspend or terminate the share repurchase program.
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

Notes to Financial Statements (Unaudited)

shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs.
During the three months ended March 31, 2020, a reduction of less than $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of March 31, 2020, the Company had recognized a liability to the Dealer Manager of $1.6 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.4 million, or $1.3 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.4 million of the DSS Fee: Distribution Services Component:

	March 31, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,360	$799	$561	$—	$—
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
The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
February 2017	$258	$(129)	$(129)	$—	0.64%	$0.64480	February 29, 2020
March 2017	348	(174)	(174)	—	0.64%	0.64480	March 31, 2020
April 2017	179	(89)	(90)	—	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	(12)	115	0.64%	0.63076	May 31, 2020
June 2017	315	(157)	—	158	0.64%	0.63076	June 30, 2020
April 2018	57	—	—	57	0.43%	0.67571	April 30, 2021
March 2020	255	—	—	255	0.51%	0.67397	March 30, 2023
Total				$585
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

Notes to Financial Statements (Unaudited)

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2020 and March 31, 2019; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended March 31,
Related Party (1)	Source Agreement & Description	2020	2019
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$53	$52
Guggenheim	Expense Support Agreement - expense support reimbursement	27	57
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	255	—
____________________

(1)
Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the three months ended March 31, 2020 and (b) the period commencing on July 24, 2015 (inception) through March 31, 2020:

	Three Months Ended		Inception through
	March 31, 2020		March 31, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	87,105	721	2,053,707	18,253
Net proceeds from all issuance of Common Shares	87,105	$721	19,024,115	$173,061
Average net proceeds per Common Share	$8.27		$9.10

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 23, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
Total	436,352	298,522	$2,469		68.4%

2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,755,728	1,221,957	$10,353		69.6%

2018:
June 6, 2018	435,337	53,844	$490	$9.10	12.4%	0.31%
September 5, 2018	436,451	129,420	1,174	9.07	29.7%	0.74%
December 6, 2018	437,336	159,421	1,438	9.02	36.5%	0.91%
Total	1,309,124	342,685	$3,102		26.2%
________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2020 and March 31, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
			$0.16354	$2,777

For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
			$0.15096	$2,661

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.24	$8.65
Net investment income (1)	0.16	0.10
Net realized gains (losses) from investment in GCIF (1)	(0.01)	0.05
Net unrealized depreciation from investment in GCIF (2)	(1.33)	(0.02)
Net increase (decrease) resulting from operations	(1.18)	0.13
Distributions to common shareholders
Distributions from net investment income (3)	(0.16)	(0.10)
Distributions from realized gains on investment (3)	—	(0.05)
Distributions from earnings (3)	(0.16)	(0.15)
Capital Share Transactions
Distribution services charge (7)	—	—
Net increase in net assets resulting from Capital Share transactions	—	—
Net asset value, end of period	$6.90	$8.63

INVESTMENT RETURNS
Total investment return-net asset value (4)	(14.42)%	1.51%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$115,584	$151,381
Average net assets (5)	$134,485	$152,188
Common Shares outstanding, end of period	16,749,663	17,538,776
Weighted average Common Shares outstanding	16,981,841	17,630,556
Ratios-to-average net assets: (5) (6)
Total expenses	0.19%	0.18%
Effect of expense support reimbursement to (received from) the Advisor	(0.17)%	0.04%
Net expenses	0.02%	0.22%
Net investment income	1.97%	1.23%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)

(4)
Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.

(5)
The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets, expressed as a percentage, are not annualized.

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2020 and March 31, 2019, were 2.00% and 1.92%, respectively.

(7)
The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period. For the three months ended March 31, 2020 and March 31, 2019, the per share impact of the distribution services component of the DSS Fee is less than 0.01.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word "million" or otherwise)

The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us" and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item. I Financial Statements (Unaudited), unless otherwise defined herein.
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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:

•
Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

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

Revenue
Dividend income from our ownership of the Master Fund's common shares is our source of investment income. Our revenue will fluctuate with the operating performance of the Master Fund and its distributions paid to us.
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
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S., bringing with it one of the most volatile quarters for the leveraged loan market in history.
The Master Fund has and continues to assess the impact of COVID-19 on its portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect operating results of the Master Fund's portfolio companies or the impact that such disruptions may have on our results of operations and financial condition. Though the magnitude of the impact remains to be seen, we expect the Master Fund's portfolio companies and, by extension, our operating results to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of the Master Fund's portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of the Master Fund's investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to the Master Fund's portfolio companies results in reduced interest payments or permanent impairments on its investments, we could see a decrease in our net investment income and could require us to reduce the future amount of distributions to our shareholders.
With respect to its investments, the Master Fund is taking steps in actively overseeing all of its individual portfolio companies. These measures include, among other things, enhanced monitoring/credit analysis of its portfolio, assessment of each portfolio company’s operational and liquidity exposure and outlook, and frequent communication with its portfolio company management teams, industry consultants, and other lenders to understand the expected financial performance impact of the COVID-19 pandemic.
The reduction in our net asset value as of March 31, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.

Results of Operations
Operating results for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Total investment income	$2,677	$2,196
Net expenses	31	346
Net investment income	2,646	1,850
Net realized loss from redemption of investment in GCIF	(72)	—
Long term gain distributions from investment in GCIF	—	849
Net change in unrealized depreciation from investment in GCIF	(22,172)	(407)
Net increase (decrease) in net assets resulting from operations	$(19,598)	$2,292
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2020 and March 31, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
Administrative services	$4	$4
Related party reimbursements	53	52
Professional services fees	31	38
Shareholder servicing expenses	80	87
Transfer agent expense	82	84
Other expenses	9	24
Total operating expenses	259	289
Reimbursement of expense support	27	57
Less: Expense support from related parties	(255)	—
Net expenses	$31	$346
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
Net Realized Gains (Losses) from Investment

For the three months ended March 31, 2020, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. During the three months ended March 31, 2020, $0.0 million of distributions received from the Master Fund were classified as long term gain distributions.
For the three months ended March 31, 2019 we did not sell any shares of the Master Fund and therefore we did not incur any realized gains or losses on our investment in the Master Fund. During the three months ended March 31, 2019, $0.8 million of distributions received from the Master Fund were classified as long term gain distributions.
Changes in Unrealized Depreciation from Investment
For the three months ended March 31, 2020 and March 31, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(22.2) million and $(0.4) million, respectively. The increase in net unrealized depreciation for the three months ended March 31, 2020 was due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Three Months Ended March 31, 2020 and March 31, 2019
For the three months ended March 31, 2020 and March 31, 2019, net cash provided by operating activities was $4.6 million and $4.0 million, respectively. In 2020, redemption of shares from the Master Fund as well as the distributions from the Master Fund were the primary provider of cash. In 2019, distributions from the Master Fund were the primary provider of cash.
For the three months ended March 31, 2020, net cash used in financing activities was $(3.7) million and primarily consisted of cash outflows for repurchases of $2.5 million to shareholders. For the three months ended March 31, 2019, net cash used in financing activities was $(4.4) million and primarily consisted of cash outflows for distributions of $2.4 million to shareholders.
Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) our shareholders' reinvestment of their distributions, (ii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iii) expense support payments pursuant to the Expense Support Agreement and (iv) the sale of our owned Master Fund shares in conjunction with its share repurchase program. Our primary uses of cash include (i) investment in Master Fund's common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund's common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.
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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2020 to March 31, 2020 and from January 1, 2019 to March 31, 2019:

	2020	2019
Balance as of January 1,	$1,853	$2,907
Accretion of discount (1)	8	13
Incremental charge (reduction) to paid-in-capital (2)	(19)	(7)
Shareholder services component	80	87
DSS fee payments	(300)	(325)
Balance as of March 31,	$1,622	$2,675
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statements of operations.

(2)	Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after March 31, 2020. The declared distribution rates per Share for the period after March 31, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
April 6, 13, 20, 27	April 29	$0.01069	$0.04276
May 4, 11, 18, 25, June 1, 8	June 9	0.01069	0.06414
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

	March 31, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,360	$799	$561	$—	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2020, 97.4% of the Master Fund's debt investments (95.1% of total investments), or $303.2 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(0.01)
+50 bps	0.03
+100 bps	0.07
+150 bps	0.10
+200 bps	0.14
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At May 11, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of March 31, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. Any such attack could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to us by third-party service providers. We, Guggenheim and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes. The Company and its service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.
Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
Market and macro-economic disruptions may, in the future, affect the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions may also affect the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these macro-disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable macro-economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The spread of an epidemic or pandemic and efforts to contain it may result in severe disruptions to financial markets, supply chains, availability of raw materials, goods, and services. For example, the outbreak of COVID-19 is causing materially reduced consumer demand and economic output, disrupting supply chains, resulting in market closures, travel restrictions and quarantines, and adversely impacting local and global economies. As with other serious economic disruptions, governmental authorities and regulators are responding to this crisis with significant fiscal and monetary policy changes, including by providing direct capital infusions into companies, introducing new monetary programs and considerably lowering interest rates, which, in some cases resulted in negative interest rates. These actions, including their possible unexpected or sudden reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets, reduce market liquidity, heighten investor uncertainty and adversely affect the value of our investments and our overall performance. In addition, uncertainty arising from the United Kingdom's decision to leave the European Union ("Brexit") could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, Guggenheim, or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
Dislocations in certain parts of markets are resulting in reduced liquidity for certain investments. It is uncertain when financial markets will improve. Liquidity of financial markets may also be affected by government intervention.
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or we desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by Guggenheim's allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation, or may reduce the expected return on the investment. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2020.

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020		—	—	—	—
February 1, 2020 to February 29, 2020		—	—	—	—
March 1, 2020 to March 31, 2020	(1)	298,522	8.27	298,522	—
Total		298,522		298,522	—
_____________________
(1)    The maximum number of Shares available for repurchase on March 23, 2020 was 436,352. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	May 14, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Cielo M. Ordonez
CIELO M. ORDONEZ
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on January 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2020 (Filed herewith)