Form 10-Q
period 2020-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2020-08-13
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 10, 2020 was 16,768,014.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,653,449 shares purchased at a cost of $146,809 and 18,122,416 shares purchased at a cost of $150,509, respectively)	$124,266	$140,933
Cash	1,423	802
Principal receivable	6	6
Receivable from related parties	44	—
Dividends receivable	781	—
Total assets	126,520	141,741

Liabilities
Due to Dealer Manager	1,432	1,853
Accounts payable, accrued expenses and other liabilities	54	32
Accrued professional services fees	73	60
Distributions payable	540	—
Payable to related parties	—	108
Total liabilities	2,099	2,053
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$124,421	$139,688

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,728,449 and 16,961,080 Common Shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	$17	$17
Paid-in-capital in excess of par value	147,300	149,220
Accumulated loss, net of distributions	(22,896)	(9,549)
Total net assets	$124,421	$139,688
Net asset value per Common Share	$7.44	$8.24

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income
Dividends from investment in GCIF	$2,384	$3,312	$5,061	$5,508
Total investment income	2,384	3,312	5,061	5,508

Operating Expenses (1)
Administrative services	3	4	7	8
Related party reimbursements	48	52	101	104
Professional services fees	33	31	64	69
Shareholder servicing expenses	78	86	158	173
Transfer agent expense	71	70	153	155
Other expenses	32	33	41	56
Total operating expenses	265	276	524	565
Reimbursement of expense support	—	65	27	122
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(216)	—	(471)	—
Net expenses	49	341	80	687
Net investment income	2,335	2,971	4,981	4,821

Realized and unrealized gains (losses):
Net realized gain (loss) from redemption of investment in GCIF	(171)	45	(243)	45
Long term gain distributions from investment in GCIF	—	—	—	849
Net realized gains (losses) from investment in GCIF	(171)	45	(243)	894
Net change in unrealized appreciation (depreciation) from investment in GCIF	9,205	(623)	(12,967)	(1,030)
Net realized and unrealized gains (losses)	9,034	(578)	(13,210)	(136)
Net increase (decrease) in net assets resulting from operations	$11,369	$2,393	$(8,229)	$4,685

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.14	$0.17	$0.29	$0.27
Earnings (losses) per Common Share - basic and diluted	$0.68	$0.14	$(0.49)	$0.27
Weighted average Common Shares outstanding - basic and diluted	16,840,422	17,554,932	16,911,131	17,592,536
Distributions per Common Share	$0.14	$0.16	$0.30	$0.31
______________

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	2,646	2,646
Net realized losses from investment in GCIF	—	—		—	(72)	(72)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(22,172)	(22,172)
Net decrease in net assets resulting from operations	—	—		—	(19,598)	(19,598)
Shareholder distributions:
Distributions from earnings	—	—		—	(2,777)	(2,777)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,777)	(2,777)
Capital share transactions:
Common Shares issued from reinvestment of distributions	87,105	—	(1)	721	—	721
Common Shares repurchased	(298,522)	—	(1)	(2,469)	—	(2,469)
Distribution services charge	—	—		19	—	19
Net decrease in net assets resulting from capital share transactions	(211,417)	—		(1,729)	—	(1,729)
Net decrease for the period	(211,417)	—		(1,729)	(22,375)	(24,104)
Balance at March 31, 2020	16,749,663	$17		$147,491	$(31,924)	$115,584
Operations:
Net investment income	—	—		—	2,335	2,335
Net realized losses from investment in GCIF	—	—		—	(171)	(171)
Net change in unrealized appreciation from investment in GCIF	—	—		—	9,205	9,205
Net increase in net assets resulting from operations	—	—		—	11,369	11,369
Shareholder distributions:
Distributions from earnings	—	—		—	(2,341)	(2,341)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,341)	(2,341)
Capital share transactions:
Common Shares issued from reinvestment of distributions	166,265	—	(1)	1,181	—	1,181
Common Shares repurchased	(187,479)	—	(1)	(1,361)	—	(1,361)
Distribution services charge	—	—		(11)	—	(11)
Net decrease in net assets resulting from capital share transactions	(21,214)	—		(191)	—	(191)
Net increase (decrease) for the period	(21,214)	—		(191)	9,028	8,837
Balance at June 30, 2020	16,728,449	$17		$147,300	$(22,896)	$124,421
_______________________

(1)	Amount is less than $1,000.

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	1,850	1,850
Net realized gains from investment in GCIF	—	—		—	849	849
Net change in unrealized depreciation from investment in GCIF	—	—		—	(407)	(407)
Net increase in net assets resulting from operations	—	—		—	2,292	2,292
Shareholder distributions:
Distributions from earnings	—	—		—	(2,661)	(2,661)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,661)	(2,661)
Capital share transactions:
Common Shares issued from reinvestment of distributions	211,933	—	(1)	1,831	—	1,831
Common Shares repurchased	(207,679)	—	(1)	(1,797)	—	(1,797)
Distribution services charge	—	—		7	—	7
Net increase in net assets resulting from capital share transactions	4,254	—		41	—	41
Net increase (decrease) for the period	4,254	—		41	(369)	(328)
Balance at March 31, 2019	17,538,776	$18		$153,940	$(2,577)	$151,381
Operations:
Net investment income	—	—		—	2,971	2,971
Net realized gains from investment in GCIF	—	—		—	45	45
Net change in unrealized depreciation from investment in GCIF	—	—		—	(623)	(623)
Net increase in net assets resulting from operations	—	—		—	2,393	2,393
Shareholder distributions:
Distributions from earnings	—	—		—	(2,872)	(2,872)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,872)	(2,872)
Capital share transactions:
Common Shares issued from reinvestment of distributions	142,234	—	(1)	1,229	—	1,229
Common Shares repurchased	(323,596)	(1)		(2,792)	—	(2,793)
Distribution services charge	—	—		103	—	103
Net decrease in net assets resulting from capital share transactions	(181,362)	(1)		(1,460)	—	(1,461)
Net decrease for the period	(181,362)	(1)		(1,460)	(479)	(1,940)
Balance at June 30, 2019	17,357,414	$17		$152,480	$(3,056)	$149,441
_______________________

(1)	Amount is less than $1,000.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(8,229)	$4,685
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Purchase of investment in GCIF	—	(1,000)
Sale of investment in GCIF through GCIF's share repurchase program	3,457	1,700
Net realized (gain) loss from investment in GCIF	243	(45)
Net change in unrealized depreciation from investment in GCIF	12,967	1,030
(Increase) decrease in operating assets:
Receivable from related parties	(44)	31
Dividends receivable	(781)	2,189
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(7)	(4)
Accounts payable, accrued expenses and other liabilities	22	(51)
Accrued professional services fees	13	5
Payable to related parties	(108)	63
Net cash provided by operating activities	7,533	8,603

Financing activities
Repurchase of Common Shares	(3,830)	(4,589)
Distributions paid	(2,676)	(3,994)
Payment of DSS Fees	(406)	(433)
Net cash used in financing activities	(6,912)	(9,016)

Net increase (decrease) in cash	621	(413)
Cash, beginning of period	802	1,698
Cash, end of period	$1,423	$1,285
Supplemental information and non-cash financing activities:
Distributions reinvested	$1,902	$3,060
Due to Dealer Manager	$(8)	$(110)
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
Between July 24, 2015 and April 28, 2017, the Company offered and sold its common shares ("Shares" or "Common Shares") pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. On April 28, 2017, the Company's Public Offering was terminated, resulting in a gross capital raise of approximately $164.0 million from the sale and issuance of Common Shares in the Public Offering. The Company may continue to acquire Master Fund common shares in a continuous series of private placement transactions with the proceeds from its distribution reinvestment program, subject to the availability of surplus cash available for investment (See Note 5. Common Shares).
As of June 30, 2020, the Company owned 65.84% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2019. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2020	17,653,449	17,798,309	17,938,937	$146,809	$124,266	99.9%
December 31, 2019	18,122,416	18,445,894	18,742,374	$150,509	$140,933	100.9%
Restricted Securities
The Master Fund does not currently intend to list its common shares on any securities exchange, and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company's ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are "restricted securities" and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund's consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund's shareholder may, at the Master Fund's option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund's common shares may be made except by registration of the transfer on the Master Fund's books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.

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
During the three months ended June 30, 2020, less than $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. During the six months ended June 30, 2020, a reduction of less than $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.2 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of June 30, 2020, the Company had recognized a liability to the Dealer Manager of $1.4 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.2 million, or $1.1 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.2 million of the DSS Fee: Distribution Services Component:

	June 30, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,169	$790	$379	$—	$—
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

Notes to Financial Statements (Unaudited)

The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimburse-ment	Expense Support Reimburse-ment	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
April 2017	179	(89)	(90)	—	—	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	(12)	(115)	—	0.64%	0.63076	May 31, 2020
June 2017	315	(157)	—	(158)	—	0.64%	0.63076	June 30, 2020
April 2018	57	—	—		57	0.43%	0.67571	April 30, 2021
March 2020	255	—	—	—	255	0.51%	0.67397	March 31, 2023
April 2020	97	—	—	—	97	0.54%	0.57463	April 30, 2023
May 2020	98	—	—	—	98	0.55%	0.57526	May 30, 2023
June 2020	21	—	—	—	21	0.54%	0.57364	June 30, 2023
Total					$528
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

Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2020 and June 30, 2019; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party (1)	Source Agreement & Description	2020	2019	2020	2019
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$48	$52	101	$104
Guggenheim	Expense Support Agreement - expense support reimbursement	—	65	27	122
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related party	216	—	471	—
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

Notes to Financial Statements (Unaudited)

Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2020 and (b) the period commencing on July 24, 2015 (inception) through June 30, 2020:

	Six Months Ended		Inception through
	June 30, 2020		June 30, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commissions paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	253,370	1,902	2,219,972	19,434
Net proceeds from all issuance of Common Shares	253,370	$1,902	19,190,380	$174,242
Average net proceeds per Common Share	$7.51		$9.08

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 9, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
Total	596,387	486,001	$3,830		81.5%

2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,755,728	1,221,957	$10,353		69.6%

2018:
September 5, 2018	436,451	129,420	$1,174	$9.07	29.7%	0.74%
December 6, 2018	437,336	159,421	1,438	9.02	36.5%	0.91%
Total	873,787	288,841	$2,612		33.1%
________________

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

(2)
The Company filed a tender offer to purchase up to 160,035 Shares on May 1, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.2% of our then outstanding Shares, increasing the offer to 187,479 Shares. The Company repurchased 187,479 Shares which represents approximately 100% of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)

Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2020 and June 30, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
April 6, 13, 20, 27	April 29	0.01069	0.04276	719
May 4, 11, 18, 25, June 1, 8	June 9	0.01069	0.06414	1,081
June 15, 22, 29	July 9	0.01069	0.03207	541
			$0.30251	$5,118

For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
			$0.31450	$5,533

Notes to Financial Statements (Unaudited)

Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.24	$8.65
Net investment income (1)	0.29	0.27
Net realized gains (losses) from investment in GCIF (1)	(0.01)	0.05
Net unrealized depreciation from investment in GCIF (2)	(0.78)	(0.05)
Net increase (decrease) resulting from operations	(0.50)	0.27
Distributions to common shareholders
Distributions from net investment income (3)	(0.29)	(0.27)
Distributions from realized gains on investment (3)	—	(0.04)
Distributions in excess of net investment income (3)	(0.01)	—
Distributions from earnings (3)	(0.30)	(0.31)
Capital Share Transactions
Common Shares issued from reinvestment of distributions	—	—
Common Shares repurchased	—	—
Distribution services charge (7)	—	—
Net increase in net assets resulting from Capital Share transactions	—	—
Net asset value, end of period	$7.44	$8.61

INVESTMENT RETURNS
Total investment return-net asset value (4)	(5.99)%	3.19%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$124,421	$149,441
Average net assets (5)	$129,093	$151,775
Common Shares outstanding, end of period	16,728,449	17,357,414
Weighted average Common Shares outstanding	16,911,131	17,592,536
Ratios-to-average net assets: (5) (6)
Total expenses	0.40%	0.37%
Effect of expense support reimbursement to (received from) the Advisor	(0.34)%	0.08%
Net expenses	0.06%	0.45%
Net investment income	3.86%	3.18%
_____________________

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

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

Notes to Financial Statements (Unaudited)

(3)
The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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

(6)
The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2020 and June 30, 2019, were 3.91% and 3.84%, respectively.

(7)
The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period. For the six months ended June 30, 2020 and June 30, 2019, the per share impact of the distribution services component of the DSS Fee is less than 0.01.

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
The reduction in our net asset value as of June 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.

Results of Operations
Operating results for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$2,384	$3,312	$5,061	$5,508
Net expenses	49	341	80	687
Net investment income	2,335	2,971	4,981	4,821
Net realized gain (loss) from redemption of investment in GCIF	(171)	45	(243)	45
Long term gain distributions from investment in GCIF	—	—	—	849
Net change in unrealized appreciation (depreciation) from investment in GCIF	9,205	(623)	(12,967)	(1,030)
Net increase (decrease) in net assets resulting from operations	$11,369	$2,393	$(8,229)	$4,685
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2020 and June 30, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Administrative services	$3	$4	$7	$8
Related party reimbursements	48	52	101	104
Professional services fees	33	31	64	69
Shareholder servicing expenses	78	86	158	173
Transfer agent expense	71	70	153	155
Other expenses	32	33	41	56
Total operating expenses	265	276	524	565
Reimbursement of expense support	—	65	27	122
Less: Expense support from related parties	(216)	—	(471)	—
Net expenses	$49	$341	$80	$687
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

Net Realized Gains (Losses) from Investment
For both the three and six months ended June 30, 2020, we had net realized losses of $(0.2) million as a result of our sale of Master Fund Shares. For both the three and six months ended June 30, 2019, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares.
During both the three and six months ended June 30, 2020, there were no distributions received from the Master Fund that were classified as long term gain distributions.
During the three and six months ended June 30, 2019, $0.0 million and $0.8 million, respectively, of distributions received from Master Fund was classified as a long term gain distribution.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $9.2 million and $(13.0) million, respectively. The increase in net unrealized appreciation for the three months ended June 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies from prior quarter.
For the three and six months ended June 30, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.6) million and $(1.0) million, respectively.
Cash Flows for the Six Months Ended June 30, 2020 and June 30, 2019
For the six months ended June 30, 2020 and June 30, 2019, net cash provided by operating activities was $7.5 million and $8.6 million, respectively. In 2020 and 2019, redemption of shares and distributions from the Master Fund were the primary provider of cash.
For the six months ended June 30, 2020, net cash used in financing activities was $(6.9) million and primarily consisted of cash outflows for repurchases of $(3.8) million to shareholders. For the six months ended June 30, 2019, net cash used in financing activities was $(9.0) million and primarily consisted of cash outflows for repurchase of common shares of $(4.6) million to shareholders.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.
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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2020 to June 30, 2020 and from January 1, 2019 to June 30, 2019:

	2020	2019
Balance as of January 1,	$1,853	$2,907
Accretion of discount (1)	15	29
Incremental charge (reduction) to paid-in-capital (2)	(8)	(110)
Shareholder services component	158	173
DSS fee payments	(586)	(638)
Balance as of June 30,	$1,432	$2,361
______________________

(1)	As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statements of operations.

(2)	Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.
Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after June 30, 2020. The declared distribution rates per Share for the period after June 30, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
July 13, 20, 27 & Aug. 3, 10, 2020	Aug. 11, 2020	$0.01069	$0.05345
Aug. 17, 24, 31 & Sep. 7, 2020	Sep. 9, 2020	0.01069	0.04276

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

	June 30, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,169	$790	$379	$—	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2020, 97.3% of the Master Fund's debt investments (95.0% of total investments), or $307.8 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of June 30, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$0.01
+50 bps	(0.01)
+100 bps	—
+150 bps	0.03
+200 bps	0.07
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
At August 10, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of June 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended June 30, 2020.

Period		Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020		—	—	—	—
May 1, 2020 to May 31, 2020		—	—	—	—
June 1, 2020 to June 30, 2020	(1)	187,479	7.26	187,479	—
Total		187,479		187,479	—
_____________________
(1)    The maximum number of Shares available for repurchase on June 19, 2020 was 160,035. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.

Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	August 13, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2020	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 8-K (File No. 814-01091) as filed on January 7, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2020 (Filed herewith)