Form 10-Q
period 2020-09-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2020-11-16
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of November 10, 2020 was 16,805,665.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,722,125 shares purchased at a cost of $147,298 and 18,122,416 shares purchased at a cost of $150,509, respectively)	$128,829	$140,933
Cash	496	802
Principal receivable	6	6
Receivable from related parties	275	—
Dividends receivable	698	—
Total assets	130,304	141,741

Liabilities
Due to Dealer Manager	1,243	1,853
Accounts payable, accrued expenses and other liabilities	25	32
Accrued professional services fees	63	60
Distributions payable	538	—
Payable to related parties	—	108
Total liabilities	1,869	2,053
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$128,435	$139,688

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,720,299 and 16,961,080 Common Shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	$17	$17
Paid-in-capital in excess of par value	147,187	149,220
Accumulated loss, net of distributions	(18,769)	(9,549)
Total net assets	$128,435	$139,688
Net asset value per Common Share	$7.68	$8.24

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Dividends from investment in GCIF	$2,256	$2,571	$7,317	$8,079
Total investment income	2,256	2,571	7,317	8,079

Operating Expenses (1)
Administrative services	4	4	11	12
Related party reimbursements	43	56	144	160
Professional services fees	32	23	96	92
Shareholder servicing expenses	78	85	236	258
Transfer agent expense	73	71	226	226
Other expenses	22	23	63	79
Total operating expenses	252	262	776	827
Reimbursement of expense support	—	72	27	194
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(324)	—	(795)	—
Net expenses	(72)	334	8	1,021
Net investment income	2,328	2,237	7,309	7,058

Realized and unrealized gains (losses):
Net realized gain (loss) from redemption of investment in GCIF	25	—	(218)	45
Long term gain distributions from investment in GCIF	—	—	—	849
Net realized gains (losses) from investment in GCIF	25	—	(218)	894
Net change in unrealized appreciation (depreciation) from investment in GCIF	4,074	(2,837)	(8,893)	(3,867)
Net realized and unrealized gains (losses)	4,099	(2,837)	(9,111)	(2,973)
Net increase (decrease) in net assets resulting from operations	$6,427	$(600)	$(1,802)	$4,085

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.14	$0.13	$0.43	$0.40
Earnings (losses) per Common Share - basic and diluted	$0.38	$(0.03)	$(0.11)	$0.23
Weighted average Common Shares outstanding - basic and diluted	16,781,914	17,410,326	16,867,744	17,531,132
Distributions per Common Share	$0.13	$0.18	$0.44	$0.49
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	2,646	2,646
Net realized losses from investment in GCIF	—	—		—	(72)	(72)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(22,172)	(22,172)
Net decrease in net assets resulting from operations	—	—		—	(19,598)	(19,598)
Shareholder distributions:
Distributions from earnings	—	—		—	(2,777)	(2,777)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,777)	(2,777)
Capital share transactions:
Common Shares issued from reinvestment of distributions	87,105	—	(1)	721	—	721
Common Shares repurchased	(298,522)	—	(1)	(2,469)	—	(2,469)
Distribution services charge	—	—		19	—	19
Net decrease in net assets resulting from capital share transactions	(211,417)	—		(1,729)	—	(1,729)
Net decrease for the period	(211,417)	—		(1,729)	(22,375)	(24,104)
Balance at March 31, 2020	16,749,663	$17		$147,491	$(31,924)	$115,584
Operations:
Net investment income	—	—		—	2,335	2,335
Net realized losses from investment in GCIF	—	—		—	(171)	(171)
Net change in unrealized appreciation from investment in GCIF	—	—		—	9,205	9,205
Net increase in net assets resulting from operations	—	—		—	11,369	11,369
Shareholder distributions:
Distributions from earnings	—	—		—	(2,341)	(2,341)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,341)	(2,341)
Capital share transactions:
Common Shares issued from reinvestment of distributions	166,265	—	(1)	1,181	—	1,181
Common Shares repurchased	(187,479)	—	(1)	(1,361)	—	(1,361)
Distribution services charge	—	—		(11)	—	(11)
Net decrease in net assets resulting from capital share transactions	(21,214)	—		(191)	—	(191)
Net increase (decrease) for the period	(21,214)	—		(191)	9,028	8,837
Balance at June 30, 2020	16,728,449	$17		$147,300	$(22,896)	$124,421
Operations:
Net investment income	—	—		—	2,328	2,328
Net realized gains from investment in GCIF	—	—		—	25	25
Net change in unrealized appreciation from investment in GCIF	—	—		—	4,074	4,074
Net increase in net assets resulting from operations	—	—		—	6,427	6,427
Shareholder distributions:
Distributions from earnings	—	—		—	(2,330)	(2,330)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,330)	(2,330)
Capital share transactions:
Common Shares issued from reinvestment of distributions	127,297	—	(1)	961	—	961
Common Shares repurchased	(135,447)	—	(1)	(1,036)	—	(1,036)
Distribution services charge	—	—		(8)	—	(8)
Net decrease in net assets resulting from capital share transactions	(8,150)	—		(83)	—	(83)
Reclassifications of permanent book-to-tax differences	—	—		(30)	30	—
Net increase (decrease) for the period	(8,150)	—		(113)	4,127	4,014
Balance at September 30, 2020	16,720,299	$17		$147,187	$(18,769)	$128,435
_______________________
(1)Amount is less than $1,000.

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	1,850	1,850
Net realized gains from investment in GCIF	—	—		—	849	849
Net change in unrealized depreciation from investment in GCIF	—	—		—	(407)	(407)
Net increase in net assets resulting from operations	—	—		—	2,292	2,292
Shareholder distributions:
Distributions from earnings	—	—		—	(2,661)	(2,661)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,661)	(2,661)
Capital share transactions:
Common Shares issued from reinvestment of distributions	211,933	—	(1)	1,831	—	1,831
Common Shares repurchased	(207,679)	—	(1)	(1,797)	—	(1,797)
Distribution services charge	—	—		7	—	7
Net increase in net assets resulting from capital share transactions	4,254	—		41	—	41
Net increase (decrease) for the period	4,254	—		41	(369)	(328)
Balance at March 31, 2019	17,538,776	$18		$153,940	$(2,577)	$151,381
Operations:
Net investment income	—	—		—	2,971	2,971
Net realized gains from investment in GCIF	—	—		—	45	45
Net change in unrealized depreciation from investment in GCIF	—	—		—	(623)	(623)
Net increase in net assets resulting from operations	—	—		—	2,393	2,393
Shareholder distributions:
Distributions from earnings	—	—		—	(2,872)	(2,872)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,872)	(2,872)
Capital share transactions:
Common Shares issued from reinvestment of distributions	142,234	—	(1)	1,229	—	1,229
Common Shares repurchased	(323,596)	(1)		(2,792)	—	(2,793)
Distribution services charge	—	—		103	—	103
Net decrease in net assets resulting from capital share transactions	(181,362)	(1)		(1,460)	—	(1,461)
Net decrease for the period	(181,362)	(1)		(1,460)	(479)	(1,940)
Balance at June 30, 2019	17,357,414	$17		$152,480	$(3,056)	$149,441
Operations:
Net investment income	—	—		—	2,237	2,237
Net change in unrealized depreciation from investment in GCIF	—	—		—	(2,837)	(2,837)
Net decrease in net assets resulting from operations	—	—		—	(600)	(600)
Shareholder distributions:
Distributions from earnings	—	—		—	(3,067)	(3,067)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(3,067)	(3,067)
Capital share transactions:
Common Shares issued from reinvestment of distributions	98,412	—	(1)	838	—	838
Distribution services charge	—	—		26	—	26
Net increase in net assets resulting from capital share transactions	98,412	—		864	—	864
Net increase (decrease) for the period	98,412	—		864	(3,667)	(2,803)
Balance at September 30, 2019	$17,455,826	$17		$153,344	$(6,723)	$146,638
_______________________
(1)Amount is less than $1,000.
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,802)	$4,085
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Purchase of investment in GCIF	—	(1,000)
Sale of investment in GCIF through GCIF's share repurchase program	2,993	1,700
Net realized (gain) loss from investment in GCIF	218	(45)
Net change in unrealized depreciation from investment in GCIF	8,893	3,867
(Increase) decrease in operating assets:
Receivable from related parties	(275)	31
Dividends receivable	(698)	1,462
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(8)	(13)
Accounts payable, accrued expenses and other liabilities	(7)	(39)
Accrued professional services fees	3	17
Payable to related parties	(108)	140
Net cash provided by operating activities	9,209	10,205

Financing activities
Repurchase of Common Shares	(4,866)	(4,590)
Distributions paid	(4,047)	(5,125)
Payment of DSS Fees	(602)	(641)
Net cash used in financing activities	(9,515)	(10,356)

Net decrease in cash	(306)	(151)
Cash, beginning of period	802	1,698
Cash, end of period	$496	$1,547
Supplemental information and non-cash financing activities:
Distributions reinvested	$2,863	$3,898
Due to Dealer Manager	$—	$(136)
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
As of September 30, 2020, the Company owned 65.60% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
SEC Disclosure Update and Simplification
In August 2020, the U.S. Securities and Exchange Commission (“SEC”) issued Final Rule Release No. 33-10825 and No.34-89670, collectively referred to as 'Modernization of Regulation S-X Items 101, 103 and 105’. These rules amend certain SEC disclosure requirements to improve disclosure for investors and to simplify compliance for registrants, including new requirements for human capital disclosures and a summary of risk factors. The final rules are effective for all filings on or after November 9, 2020. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on the financial statements would mostly affect the Form 10-K.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2020	17,722,125	17,798,319	17,891,722	$147,298	$128,829	100.3%
December 31, 2019	18,122,416	18,445,894	18,742,374	$150,509	$140,933	100.9%

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
From October 15, 2015 through August 11, 2020, the Company acquired its investment in the Master Fund at prices ranging from $7.06 per share to $8.59 per share.
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
During the three months ended September 30, 2020, less than $0.1 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, less than $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. During the nine months ended September 30, 2020, $0.0 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.2 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of September 30, 2020, the Company had recognized a liability to the Dealer Manager of $1.2 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.0 million, or $1.0 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.0 million of the DSS Fee: Distribution Services Component:

	September 30, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$975	$784	$191	$—	$—
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

Notes to Financial Statements (Unaudited)
The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
April 2017	179	(89)	(90)	—	—	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	(12)	(115)	—	0.64%	0.63076	May 31, 2020
June 2017	315	(157)	—	(158)	—	0.64%	0.63076	June 30, 2020
April 2018	57	—	—	—	57	0.43%	0.67571	April 30, 2021
March 2020	255	—	—	—	255	0.54%	0.67397	March 31, 2023
April 2020	96	—	—	—	96	0.54%	0.57463	April 30, 2023
May 2020	98	—	—	—	98	0.54%	0.57526	May 31, 2023
June 2020	21	—	—	—	21	0.54%	0.57364	June 30, 2023
July 2020	126	—	—	—	126	0.54%	0.57479	July 31, 2023
August 2020	101	—	—	—	101	0.54%	0.57474	August 31, 2023
September 2020	96	—	—	—	96	0.54%	0.57401	September 30, 2023
Total					$850
______________________
(1)Other operating expenses include all expenses borne by the Company excluding organization and offering costs, a management fee, a performance-based incentive fee, financing fees and costs and interest expense.
(2)"Annualized Regular Cash Distribution Rate/Share, Declared" equals the annualized rate of average weekly or monthly distributions per Share that were declared with record dates in the subject month immediately prior to the date the expense support payment obligation was incurred by CCA and Guggenheim. Regular cash distributions do not include declared special cash or share distributions, if any. Regular distributions are grossed up to disregard the expense impact of the DSS Fees on the statement of operations.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2020 and September 30, 2019; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party (1)	Source Agreement & Description	2020	2019	2020	2019
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$43	$56	$144	$160
Guggenheim	Expense Support Agreement - expense support reimbursement	—	72	27	194
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related party	324	—	795	—
____________________
(1)Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Notes to Financial Statements (Unaudited)
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the nine months ended September 30, 2020 and (b) the period commencing on July 24, 2015 (inception) through September 30, 2020:

	Nine Months Ended		Inception through
	September 30, 2020		September 30, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	380,667	2,863	2,347,269	20,395
Net proceeds from all issuance of Common Shares	380,667	$2,863	19,317,677	$175,203
Average net proceeds per Common Share	$7.52		$9.07

Notes to Financial Statements (Unaudited)
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended September 30, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 9, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
September 8, 2020	135,448	135,447	1,036	7.65	100.0%	0.79%
Total	731,835	621,448	$4,866		84.9%

2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,755,728	1,221,957	$10,353		69.6%

2018:
December 6, 2018	437,336	159,421	$1,438	$9.02	36.5%	0.91%
Total	437,336	159,421	$1,438		36.5%
________________
(1)Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
(2)The Company filed a tender offer to purchase up to 160,035 Shares on May 1, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 0.2% of our then outstanding Shares, increasing the offer to 187,479 Shares. The Company repurchased 187,479 Shares which represents approximately 100% of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2020 and September 30, 2019:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
April 6, 13, 20, 27	April 29	0.01069	0.04276	719
May 4, 11, 18, 25, June 1, 8	June 9	0.01069	0.06414	1,081
June 15, 22, 29, July 6	July 9	0.01069	0.04276	719
July 13, 20, 27, August 3, 10	August 11	0.01069	0.05345	896
August 17, 24, 31, September 7	September 9	0.01069	0.04276	719
September 14, 21, 28	October 1	0.01069	0.03207	537
			$0.44148	$7,448

For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
July 1, 8, 15, 22, 29	July 29	0.01258	0.06290	1,092
August 5, 12, 19, 26	August 28	0.01258	0.05032	877
September 2, 9, 16, 23, 30	October 2	0.01258	0.06290	1,098
			$0.49062	$8,600

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$8.24	$8.65
Net investment income (1)	0.43	0.40
Net realized gains (losses) from investment in GCIF (1)	(0.01)	0.05
Net unrealized depreciation from investment in GCIF (2)	(0.54)	(0.22)
Net increase (decrease) resulting from operations	(0.12)	0.23
Distributions to common shareholders
Distributions from net investment income (3)	(0.43)	(0.40)
Distributions from realized gains on investment (3)	—	(0.09)
Distributions in excess of net investment income (3)	(0.01)	—
Distributions from earnings (3)	(0.44)	(0.49)
Capital Share Transactions
Distribution services charge (7)	—	0.01
Net increase in net assets resulting from Capital Share transactions	—	0.01
Net asset value, end of period	$7.68	$8.40

INVESTMENT RETURNS
Total investment return-net asset value (4)	(1.13)%	2.79%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$128,435	$146,638
Average net assets (5)	$128,620	$150,704
Common Shares outstanding, end of period	16,720,299	17,455,826
Weighted average Common Shares outstanding	16,867,744	17,531,132
Ratios-to-average net assets: (5) (6)
Total expenses	0.60%	0.55%
Effect of expense support reimbursement to (received from) the Advisor	(0.60)%	0.13%
Net expenses	—%	0.68%
Net investment income	5.68%	4.68%
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.
(2)The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of September 30, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements (Unaudited)
(4)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results. Total investment return-net asset value is not annualized.
(5)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period. Ratios-to-average net assets, expressed as a percentage, are not annualized.
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the nine months ended September 30, 2020 and September 30, 2019, were 5.64% and 5.85%, respectively.
(7)The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period. For the nine months ended September 30, 2020, the per share impact of the distribution services component of the DSS Fee is less than 0.01.
Note 8. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements except for the one below.
    To facilitate the orderly liquidation of the Company and in light of the disruption caused by the COVID-19 pandemic, the Board of Trustees of the Company, as permitted by the terms of the offering, has approved extending the liquidity event date recommendation deadline to on or before December 31, 2022.

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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:
•Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. These senior debt classifications include senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.
•Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security, with the principal due at maturity.
•Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.
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

The Master Fund acquires its portfolio investments through the following investment access channels:
•Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.
•Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.
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

The reduction in our net asset value as of September 30, 2020 as compared to our net asset value as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$2,256	$2,571	$7,317	$8,079
Net expenses	(72)	334	8	1,021
Net investment income	2,328	2,237	7,309	7,058
Net realized gain (loss) from redemption of investment in GCIF	25	—	(218)	45
Long term gain distributions from investment in GCIF	—	—	—	849
Net change in unrealized appreciation (depreciation) from investment in GCIF	4,074	(2,837)	(8,893)	(3,867)
Net increase (decrease) in net assets resulting from operations	$6,427	$(600)	$(1,802)	$4,085
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2020 and September 30, 2019.
Operating Expenses
Operating expenses consisted of the following major components for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Administrative services	$4	$4	$11	$12
Related party reimbursements	43	56	144	160
Professional services fees	32	23	96	92
Shareholder servicing expenses	78	85	236	258
Transfer agent expense	73	71	226	226
Other expenses	22	23	63	79
Total operating expenses	252	262	776	827
Reimbursement of expense support	—	72	27	194
Less: Expense support from related parties	(324)	—	(795)	—
Net expenses	$(72)	$334	$8	$1,021
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by CCA or Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.

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
Net Realized Gains (Losses) from Investment
For both the three and nine months ended September 30, 2020, we had net realized gains (losses) of less than $0.0 million and $(0.2) million, respectively, as a result of our sale of Master Fund Shares. For both the three and nine months ended September 30, 2019, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares.
During both the three and nine months ended September 30, 2020, there were no distributions received from the Master Fund that were classified as long term gains.
During the three and nine months ended September 30, 2019, $0.0 million and $0.8 million, respectively, of distributions received from Master Fund was classified as a long term gain distribution.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and nine months ended September 30, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $4.1 million and $(8.9) million, respectively. The increase in net unrealized appreciation for the three months ended September 30, 2020 was primarily due to partial market recovery from the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies from the early part of the year.
For the three and nine months ended September 30, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(2.8) million and $(3.9) million, respectively.
Cash Flows for the Nine Months Ended September 30, 2020 and September 30, 2019
For the nine months ended September 30, 2020 and September 30, 2019, net cash provided by operating activities was $9.2 million and $10.2 million, respectively. In 2020 and 2019, redemption of shares and distributions from the Master Fund were the primary provider of cash.
For the nine months ended September 30, 2020, net cash used in financing activities was $(9.5) million and primarily consisted of cash outflows for repurchases of $(4.9) million to shareholders and payment of distribution of $(4.0) million. For the nine months ended September 30, 2019, net cash used in financing activities was $(10.4) million and primarily consisted of cash outflows for repurchase of common shares of $(4.6) million to shareholders and payment of distribution of $(5.1) million.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2020 to September 30, 2020 and from January 1, 2019 to September 30, 2019:

	2020	2019
Balance as of January 1,	$1,853	$2,907
Accretion of discount (1)	21	35
Incremental charge (reduction) to paid-in-capital (2)	—	(136)
Shareholder services component	236	258
DSS fee payments	(867)	(947)
Balance as of September 30,	$1,243	$2,117
______________________
(1)As the present value discount of the Distribution Services Component is accreted, it is recorded as interest expense and included in other expenses on the statements of operations.
(2)Incremental charge or reduction to paid-in-capital is the result of incremental equity share sales and/or changes in assumptions employed in estimating future cash payments.
Contractual Obligations
Commitments
We have not entered into any agreements under which we have material future commitments that cannot otherwise be terminated within a reasonable time period.

Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after September 30, 2020. The declared distribution rates per Share for the period after September 30, 2020 are summarized as follows:

2020 Record Dates	2020 Payment Dates	Distribution per Share per Record Date	Distribution per Share per Payment Date
Oct. 12, 19, 26 & Nov. 2, 9, 2020	Nov. 10, 2020	$0.01069	$0.05345
Nov. 16, 23, 30 & Dec 7, 2020	Dec. 9, 2020	0.00855	0.03420
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

	September 30, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$975	$784	$191	$—	$—
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2020, 97.5% of the Master Fund's debt investments (95.0% of total investments), or $312.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of September 30, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$0.01
+50 bps	(0.01)
+100 bps	(0.01)
+150 bps	0.03
+200 bps	0.06
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2020 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of November 10, 2020, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
As of September 30, 2020, there have been no material changes from the risk factors set forth in our annual report on Form 10-K dated and filed with the SEC on March 13, 2020, except for the additional risk disclosures related to COVID-19 included in the following sections.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—
September 1, 2020 to September 30, 2020 (1)	135,447	7.65	135,447	—
Total	135,447		135,447	—

_____________________
(1)The maximum number of Shares available for repurchase on September 8, 2020 was 135,448. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	November 16, 2020	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2020	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund's Form 10-Q filed on November 16, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2020 (Filed herewith)