Form 10-K
period 2020-12-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2021-03-17
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant has no active market for its common shares. As of June 30, 2020, non-affiliates held 16,728,449 of the outstanding common shares with an aggregate market value of $124.4 million based on a net asset value of $7.44 per common share.

The number of the Registrant's common shares outstanding as of March 10, 2021 was 16,608,339.

Documents Incorporated by Reference: None.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in  1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data.
Unless otherwise noted, the terms “we,” “us,” “our,” and the "Company" refer to Guggenheim Credit Income Fund 2016T. Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part II. Item 8. Financial Statements and Supplementary Data, unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as "Guggenheim" or the "Advisor" throughout this Report.

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
On July 15, 2015, the staff of the Securities and Exchange Commission (the "SEC") issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:
•a Feeder Fund to operate as a BDC under the 1940 Act;
•a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and
•the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.
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
Summary of Risk Factors
Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:
•Our ability to achieve our investment objectives depends on the Advisor's ability to manage and support our investment process.
•Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

•Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.
•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•We are exposed to risks resulting from the current low interest rate environment.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.
•Our investments in portfolio companies may be risky and we could lose all or part of our investment.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.
•We will be exposed to risks associated with changes in interest rates.
•To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
•Defaults by our portfolio companies will harm our operating results.
•The lack of liquidity in our investments may adversely affect our business.
•We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.
•To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.
•The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.
•The Advisor will experience conflicts of interest in connection with the management of our business affairs.
•The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.
•Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

•We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our incentive fee may induce our Advisor to make speculative investments.
•Our ability to enter into transactions with our affiliates will be restricted.
•We may make investments that could give rise to a conflict of interest.
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
•Investing in our Shares involves a high degree of risk.
•We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.
•Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.
•We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.
•We have a finite term and the timing of our liquidation may be at a time that is disadvantageous to our shareholders and the proceeds you receive may be less than your investment in our Shares.
•The net asset value of our Shares may fluctuate significantly.
•The net asset value of our Shares may be adversely affected by a change in the way that we account for our distribution and shareholder servicing fees.
•We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
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
Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
Since we will borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. The current historically low interest rate environment can, depending on our cost of capital, depress our net investment income, even though the terms of our investments generally will include a minimum interest rate. In addition, any reduction in the level of interest rates on new investments relative to interest rates on our current investments could adversely impact our net investment income, reducing our ability to service the interest obligations on, and to repay the principal of, our indebtedness, as well as our capacity to pay distributions. Any such developments would result in a decline in our net asset value and in net asset value per share. Not all investments perform alike under different interest rate scenarios. Generally, our variable interest rate debt investments provide for interest payments based on either one-month LIBOR or three-month LIBOR (the base interest rate) and typically, every month or every three months, the base interest rates are reset to then prevailing one-month LIBOR or three-month LIBOR, respectively. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements backed by Treasury securities. A transition from LIBOR to an alternative reference rate is complex and could have a range of adverse impacts on our investment program, financial condition and operating results. Among other negative consequences, this transition could:

–Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loan and/or derivatives in which we may invest;
–Require extensive negotiations of and/or amendments to agreements and other documentation governing LIBOR-linked investment products;
–Lead to disputes, litigation or other actions with counterparties or portfolio companies regarding the interpretation and enforceability of "fall back" provisions that provide for an alternative reference rate in the event of LIBOR's unavailability; and/or
–Cause us to incur additional costs in connection with the above.
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
We intend to pursue a strategy focused on investing primarily in the debt of privately-owned U.S. companies, with a focus on originated transactions sourced through the networks of our Advisor. The following are risks associated with our investments:

•Senior Secured Loans, Senior Unsecured Loans and Second Lien Loans. Senior loans hold the most senior position in the capital structure of a business entity and are typically secured with specific collateral. When we invest in senior secured term loans and second lien loans, we generally seek to take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, with respect to our second lien loans, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.
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
•Subordinated Debt. Our subordinated, or mezzanine, debt investments will rank junior in priority of payment to senior loans and will generally be unsecured. These characteristics may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income, including payment-in-kind ("PIK") interest, which represents contractual interest added to the loan balance and due at the end of the loan term, and original issue discount ("OID"). Loans structured with these features may represent a higher level of credit risk than loans that require interest to be paid in cash at regular intervals during the term of the loan. Since we generally will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will have greater risk than amortizing loans.
•Structured Products. We may also invest, to a limited extent, in structured products, which may include CDOs, CLOs, structured notes and credit-linked notes. These investment entities may be structured as trusts or other types of pooled investment vehicles. They may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments. CDOs and CLOs are types of asset-backed securities issued by special purpose vehicles created to reapportion the risk and return characteristics of a pool of assets. The underlying pool for a CLO, for example, may include domestic and foreign senior loans, senior unsecured loans and subordinate corporate loans. Generally, these are not qualified as eligible portfolio companies (“EPCs”). Investments in the equity tranche or any similarly situated tranche of a structured product involve a greater degree of risk than investments in other tranches, and such investments will be the first to bear losses incurred by a structured product.
•Equity Investments. We expect to make selected equity investments in the common or preferred stock of a company. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

•Investments in Private Investment Funds. We may invest in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities. In valuing our investments in private investment funds, we rely primarily on information provided by managers of such funds. Valuations of illiquid securities, such as interests in certain private investment funds, involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our Shares. We may not be able to withdraw our investment in certain private investment funds promptly after we have made a decision to do so, which may result in a loss to us and adversely affect our investment returns.
•Derivatives. We may invest in derivative investments, which have risks, including: the imperfect correlation between the value of such instruments and the underlying assets of the Company, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair value. If we are owed this fair value in the termination of the derivative contract and its claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Advisor to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain.
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
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies will be deemed “non-qualifying assets,” which means, as required by the 1940 Act, they may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments may subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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
Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:
•OID instruments may have unreliable valuations because the accretion of OID as interest income requires judgments about its collectability.
•OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.
•For accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact.
•The presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Advisor in the form of subordinated incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized.
•In the case of PIK “toggle” debt (debt for which the issuer may defer an interest payment by agreeing to pay an increased coupon in the future, provided that all deferred payments must be made by the instrument’s maturity), the PIK interest election has the simultaneous effects of increasing the investment income, thus increasing the potential for realizing incentive fees.
•The required recognition of OID and PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as such amount represent non-cash income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC.
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
We intend to invest primarily in privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies, including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and
•generally have less predictable operating results; may from time to time be parties to litigation; may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
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
We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, Guggenheim or any of its affiliates have material nonpublic information regarding such portfolio company, or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in the Master Fund common shares assuming a range of annual returns, net of expenses. The calculated results presented in the table below are hypothetical and actual returns may be higher or lower than those presented. The calculated results are based on the following assumptions:
•$291.9 million in income earning total assets at the beginning of 2021;
•$130.0 million in senior securities outstanding at the beginning of 2021;
•$198.7 million in net assets attributable to Master Fund shareholders; and
•a current effective interest rate of 2.73% for 2021 (the stated interest rate is 3-month LIBOR +2.50%).
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

						Breakeven
Assumed return on our portfolio (net of expenses)	(10.00)%	(5.00)%	—%	5.00%	10.00%	1.22%
Corresponding return to shareholders	(16.48)%	(9.13)%	(1.79)%	5.56%	12.91%	—%
The illustrative results in the table above indicate that an assumed (5.00)% annual return on our earning assets in 2021 would hypothetically result in a (9.13)% return to our shareholders. Likewise, an assumed 5.00% annual return on our earning assets in 2021 would hypothetically result in a 5.56% return to Master Fund shareholders. Finally, the Master Fund portfolio must hypothetically earn an annual return of 1.22% in 2021 to cover the annual interest expense on the assumed amount of senior securities outstanding in 2021.
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
We will have a finite term and we intend to liquidate our interest in the Master Fund and distribute all proceeds to shareholders on or before December 31, 2022. If market conditions are unfavorable at the time of our liquidation, you may receive liquidation proceeds that are less than your investment in our Shares.
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
The net asset value and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•distributions that exceed our net investment income and net income as reported according to GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income, or any increase in losses from levels expected by investors;
•departure of our Advisor or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
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
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, or IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:
▪whether your investment is consistent with the applicable provisions of ERISA and the Code;
▪whether your investment will produce unrelated business taxable income to the benefit plan; and
▪your need to value the assets of the benefit plan annually.
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
Item 3. Legal Proceedings.
As of March 9, 2021, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Holders
As of March 10, 2021, we had 3,170 record holders of our Shares.
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

The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 24, 2015 (inception) through December 31, 2020:

	Inception through December 31, 2020
	Shares	Amount (in thousands)
Gross proceeds from Public Offering	16,970,408	$164,194
Commissions paid outside of escrow	—	(1,924)
Dealer Manager fees and commissions	—	(7,462)
Net proceeds to the Company from Public Offering	16,970,408	154,808
Reinvestment of distributions	2,462,008	21,291
Net proceeds from issuance of Shares	19,432,416	$176,099
Average net proceeds per Common Share	$9.06
Registrant's Purchase of Equity Securities
We commenced our share repurchase program in July 2016 and the initial repurchase of Common Shares occurred in September 2016. We limit repurchases in each quarter to 2.5% of the weighted average number of Common Shares outstanding in the prior four calendar quarters. Our Board of Trustees may amend, suspend or terminate the share repurchase program upon 30 days’ notice. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. We repurchased 315,165 Common Shares during the three months ended December 31, 2020. See Note 5. Common Shares for the history of our periodic share repurchase programs.

The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
October 1, 2020 to October 31, 2020	—	—	—	—
November 1, 2020 to November 30, 2020	—	—	—	—
December 1, 2020 to December 31, 2020 (1)	315,165	7.96	315,165	—
Total	315,165		315,165	—
______________________
(1)    The maximum number of Shares available for repurchase on December 8, 2020 was 120,546. A description of the maximum number of Shares that may be repurchased under our share repurchase program is set forth in Note 5. Common Shares to our audited financial statements included herein.

Unregistered Sale of Equity Securities
None.
Distributions
Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	Cash Distributions Declared Per Share
Quarter	2020	2019	2018
First	$0.16354	$0.15096	$0.16359
Second	0.13897	0.16354	0.16359
Third	0.13897	0.17612	0.15938
Fourth	0.09834	0.16354	0.25026
Total	$0.53982	$0.65416	$0.73682
Because we intend to maintain our ability to be subject to tax as a regulated investment company ("RIC"), we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2020, 100% of the distributions paid to shareholders were estimated to be comprised of taxable income (ordinary income and capital gains) for federal income tax purposes, and none of the paid distributions were determined to be a return of capital. In January 2021, a Form 1099-DIV was sent to our non-corporate shareholders which reported the amount and source allocations of our fiscal 2020 declared distributions.

Item 6. Selected Financial Data.
The following selected financial data (i) as of and for the year ended December 31, 2020, (ii) as of and for the year ended December 31, 2019, (iii) as of and for the year ended December 31, 2018, (iv) as of and for the year ended December 31, 2017 and (v) as of and for the year ended December 31, 2016 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Statements of Operations data:
Dividends from investment in GCIF	$8,798	$10,389	$13,636	$10,604	$1,987
Operating expenses
Total operating expenses	1,010	1,098	1,202	2,509	1,077
Reimbursement of expense support	151	246	404	1,045	—
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(1,314)	—	(57)	(1,781)	(2,078)
Net expenses	(153)	1,344	1,549	1,773	(1,001)
Net investment income	8,951	9,045	12,087	8,831	2,988
Net realized gain (loss) from redemption of investment in GCIF	(281)	23	—	46	—
Long term gain distributions from investment in GCIF	—	849	2,233	231	—
Net change in unrealized appreciation (depreciation) from investment in GCIF	(3,614)	(5,894)	(8,144)	616	3,924
Net increase in net assets resulting from operations	$5,056	$4,023	$6,176	9,724	$6,912
Per Share data:
Net Asset Value per Common Share	$7.98	$8.24	$8.65	$9.05	$9.11
Net investment income per Common Share outstanding - basic and diluted	$0.53	$0.52	$0.69	$0.53	$0.55
Earnings per Common Share - basic and diluted	$0.30	$0.23	$0.35	$0.58	$1.27
Distributions per Common Share	$0.54	$0.65	$0.74	$0.64	$0.66
Other data:
Total investment return-net price (1)	N/A	N/A	N/A	3.95%	12.33%
Total investment return-net asset value (2)	3.94%	2.76%	3.78%	6.52%	12.77%
Total investment activity for the period	$5,502	$5,605	$—	$48,861	$104,949
Statements of Assets and Liabilities data:
Total assets	$133,192	$141,741	$156,327	$161,840	$113,799
Total net assets	$131,758	$139,688	$151,709	$157,456	$111,153

_______________________
(1)Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 24, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(2)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized for the period from July 24, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)
The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms "we," "us" and "our" refer to Guggenheim Credit Income Fund 2016 T. The Term "Master Fund" refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 7 have the same meaning as in the accompanying financial statements presented in Part II. Item. 8 Financial Statements and Supplementary Data, unless otherwise defined herein.
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
Impact of COVID-19
In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease ("COVID-19") emerged and spread rapidly across the world, including to the U.S.
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
The increase in accumulated unrealized depreciation as of December 31, 2020 as compared to accumulated unrealized depreciation as of December 31, 2019 is the result of significant unrealized depreciation in the fair value of our investments in the Master Fund due primarily to the negative economic impact and the increased uncertainty caused by COVID-19 pandemic.

Results of Operations
Operating results for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Total investment income	$8,798	$10,389	$13,636
Net expenses	(153)	1,344	1,549
Net investment income	8,951	9,045	12,087
Net realized gain (loss) from redemption of investment in GCIF	(281)	23	—
Long term gain distributions from investment in GCIF	—	849	2,233
Net change in unrealized depreciation from investment in GCIF	(3,614)	(5,894)	(8,144)
Net increase in net assets resulting from operations	$5,056	$4,023	$6,176
Investment Income
Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.
Operating Expenses
Operating expenses consisted of the following major components for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2020	2019	2018
Administrative services	$15	$15	$15
Related party reimbursements	189	215	214
Professional services fees	103	125	131
Offering costs	—	—	99
Shareholder servicing expenses	314	342	369
Transfer agent expense	307	307	265
Other expenses	82	94	109
Total operating expenses	1,010	1,098	1,202
Reimbursement of expense support	151	246	404
Less: Expense support from related parties	(1,314)	—	(57)
Net expenses	$(153)	$1,344	$1,549
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
Net Realized Gains (Losses) from Investment
For the year ended December 31, 2020, we had net realized loss of less than $(0.1) million as a result of our sale of Master Fund Shares. In 2020, there were no distributions received from the Master Fund that were classified as long term gains. For the year ended December 31, 2019, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. In 2019, $0.8 million of distributions received from the Master Fund was classified as a long term gain distributions. For the year ended December 31, 2018, we did not sell any shares of the Master Fund, therefore we did not incur any realized gains or losses on our investment. In 2018, $2.2 million of distributions received from the Master Fund was classified as a long term gain distribution.
Changes in Unrealized Depreciation from Investment
For the year ended December 31, 2020, the total net change in unrealized depreciation on our investment in the Master Fund was $(3.6) million. The increase in net unrealized depreciation for the year ended December 31, 2020 was primarily due to the negative economic impact and the increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies from the early part of the year. For the year ended December 31, 2019, the total net change in unrealized depreciation on our investment in the Master Fund was $(5.9) million. For the year ended December 31, 2018, the total net change in unrealized depreciation on our investment in the Master Fund was $(8.1) million
Cash Flows for the Years Ended December 31, 2020, December 31, 2019 and December 31, 2018
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, net cash provided by operating activities was $14.0 million, $17.7 million and $11.6 million, respectively. In 2020, redemption of shares from the Master Fund were the primary provider of cash. In 2019, distributions and redemption of shares from the Master Fund were the primary provider of cash. In 2018, distributions from the Master Fund were the primary provider for cash.
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, net cash used in financing activities was $(13.5) million, $(18.6) million, and $(11.1) million, respectively. In 2020, the repurchase of Common Shares of $(7.4) million and shareholder distributions of $(5.3) million were the primary use of cash. In 2019, the repurchase of Common Shares of $(10.4) million and shareholder distributions of $(7.4) million were the primary use of cash. In 2018, the repurchase of Common Shares of $(4.0) million and distribution payments of $(6.2) million were the primary use of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020 and December 31, 2019.

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
The table below reconciles the change in the Due to Dealer Manager from January 1, 2020 to December 31, 2020 and from January 1, 2019 to December 31, 2019:

	2020	2019
Balance as of January 1,	$1,853	$2,907
Accretion of discount (1)	26	44
Incremental charge (reduction) to paid-in-capital (2)	273	(186)
Shareholder services component	314	342
DSS fee payments	(1,147)	(1,254)
Balance as of December 31,	$1,319	$1,853
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

Obligations to Pay Distributions
Our Board of Trustees has declared distributions on Common Shares that are payable to shareholders of record after December 31, 2020. The declared distribution rates per Common Share for the period after December 31, 2020 are summarized as follows:

2021 Record Dates	2021 Payment Dates	Distribution per Share at Record Date	Distribution per Share at Payment Date
January 11, 2021	January 13, 2021	$0.03557	$0.03557
February 9, 2021	February 11, 2021	0.03557	0.03557
March 8, 2021	March 9, 2021	0.03557	0.03557
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

	December 31, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,056	$773	$283	$—	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2020, 97.2% of the Master Fund's debt investments (96.4% of total investments), or $281.6 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of December 31, 2020, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2016 T

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund 2016 T (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY
March 16, 2021

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,389,844 shares purchased at a cost of $144,726 and 18,122,416 shares purchased at a cost of $150,509, respectively)	$131,536	$140,933
Cash	1,253	802
Principal receivable	6	6
Receivable from related parties	397	—
Total assets	133,192	141,741

Liabilities
Due to Dealer Manager	1,319	1,853
Accounts payable, accrued expenses and other liabilities	28	32
Accrued professional services fees	42	60
Payable to related parties	45	108
Total liabilities	1,434	2,053
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$131,758	$139,688

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,519,873 and 16,961,080 Common Shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$17	$17
Paid-in-capital in excess of par value	145,301	149,220
Accumulated loss, net of distributions	(13,560)	(9,549)
Total net assets	$131,758	$139,688
Net asset value per Common Share	$7.98	$8.24

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Investment Income
Dividends from investment in GCIF	$8,798	$10,389	$13,636
Total investment income	8,798	10,389	13,636

Operating Expenses (1)
Administrative services	15	15	15
Related party reimbursements	189	215	214
Professional services fees	103	125	131
Offering costs	—	—	99
Shareholder servicing expenses	314	342	369
Transfer agent expense	307	307	265
Other expenses	82	94	109
Total operating expenses	1,010	1,098	1,202
Reimbursement of expense support	151	246	404
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(1,314)	—	(57)
Net expenses	(153)	1,344	1,549
Net investment income	8,951	9,045	12,087

Realized and unrealized gains (losses):
Net realized gain (loss) from redemption of investment in GCIF	(281)	23	—
Long term gain distributions from investment in GCIF	—	849	2,233
Net realized gains (losses) from investment in GCIF	(281)	872	2,233
Net change in unrealized depreciation from investment in GCIF	(3,614)	(5,894)	(8,144)
Net realized and unrealized losses	(3,895)	(5,022)	(5,911)
Net increase in net assets resulting from operations	$5,056	$4,023	$6,176

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.53	$0.52	$0.69
Earnings per Common Share - basic and diluted	$0.30	$0.23	$0.35
Weighted average Common Shares outstanding - basic and diluted	16,836,051	17,454,069	17,526,578
Distributions per Common Share	$0.54	$0.65	$0.74
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2017	17,401,934	$17		$153,325	$4,114	$157,456
Operations:
Net investment income	—	—		—	12,087	12,087
Net realized gains from investment in GCIF	—	—		—	2,233	2,233
Net change in unrealized depreciation from investment in GCIF	—	—		—	(8,144)	(8,144)
Net increase in net assets resulting from operations	—	—		—	6,176	6,176
Shareholder distributions:
Distributions from earnings	—	—		—	(12,911)	(12,911)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(12,911)	(12,911)
Capital share transactions:
Issuance of Common Shares	3	—	(1)	—	—	—
Common Shares issued from reinvestment of distributions	577,942	1		5,210	—	5,211
Common Shares repurchased	(445,357)	—	(1)	(4,031)	—	(4,031)
Distribution services charge	—	—		(192)	—	(192)
Net increase in net assets resulting from capital share transactions	132,588	1		987	—	988
Reclassifications of permanent book tax differences	—	—		(413)	413	—
Net increase (decrease) for the year	132,588	1		574	(6,322)	(5,747)
Balance at December 31, 2018	17,534,522	$18		$153,899	$(2,208)	$151,709
Operations:
Net investment income	—	—		—	9,045	9,045
Net realized gains from investment in GCIF	—	—		—	872	872
Net change in unrealized depreciation from investment in GCIF	—	—		—	(5,894)	(5,894)
Net increase in net assets resulting from operations	—	—		—	4,023	4,023
Shareholder distributions:
Distributions from earnings	—	—		—	(11,413)	(11,413)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(11,413)	(11,413)
Capital share transactions:
Common Shares issued from reinvestment of distributions	648,515	—	(1)	5,536	—	5,536
Common Shares repurchased	(1,221,957)	(1)		(10,352)	—	(10,353)
Distribution services charge	—	—		186	—	186
Net decrease in net assets resulting from capital share transactions	(573,442)	(1)		(4,630)	—	(4,631)
Reclassifications of permanent book tax differences	—	—		(49)	49	—
Net decrease for the year	(573,442)	(1)		(4,679)	(7,341)	(12,021)
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	8,951	8,951
Net realized loss from investment in GCIF	—	—		—	(281)	(281)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(3,614)	(3,614)
Net increase in net assets resulting from operations	—	—		—	5,056	5,056
Shareholder distributions:
Distributions from earnings	—	—		—	(9,097)	(9,097)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(9,097)	(9,097)
Capital share transactions:
Common Shares issued from reinvestment of distributions	495,406	—	(1)	3,759	—	3,759
Common Shares repurchased	(936,613)	—	(1)	(7,375)	—	(7,375)
Distribution services charge	—	—		(273)	—	(273)
Net decrease in net assets resulting from capital share transactions	(441,207)	—		(3,889)	—	(3,889)
Reclassifications of permanent book-to-tax differences	—	—		(30)	30	—
Net decrease for the year	(441,207)	—		(3,919)	(4,011)	(7,930)
Balance at December 31, 2020	16,519,873	$17		$145,301	$(13,560)	$131,758
_______________________
(1)Amount is less than $1,000
See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating activities
Net increase in net assets resulting from operations	$5,056	$4,023	$6,176
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Purchase of investment in GCIF	(1,500)	(1,000)	—
Sale of investment in GCIF through GCIF's share repurchase program	7,002	6,605	—
Net realized (gains) losses from investment in GCIF	281	(23)	—
Net change in unrealized depreciation from investment in GCIF	3,614	5,894	8,144
(Increase) decrease in operating assets:
Principal receivable	—	(6)	—
Receivable from related parties	(397)	31	(31)
Dividends receivable	—	2,189	(2,189)
Prepaid expenses and other assets	—	—	99
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(9)	(13)	(7)
Accounts payable, accrued expenses and other liabilities	(4)	(49)	25
Accrued professional services fees	(18)	4	4
Payable to related parties	(63)	55	(605)
Net cash provided by operating activities	13,962	17,710	11,616

Financing activities
Repurchase of Common Shares	(7,375)	(10,353)	(4,031)
Distributions paid	(5,338)	(7,398)	(6,179)
Payment of DSS Fees	(798)	(855)	(896)
Net cash used in financing activities	(13,511)	(18,606)	(11,106)

Net increase (decrease) in cash	451	(896)	510
Cash, beginning of year	802	1,698	1,188
Cash, end of year	$1,253	$802	$1,698
Supplemental information and non-cash financing activities:
Distributions reinvested	$3,759	$5,536	$5,211
Due to Dealer Manager	$(273)	$(186)	$192

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
As of December 31, 2020, the Company owned 66.19% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2020, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
December 31, 2020	17,389,844	17,664,337	17,834,565	$144,726	$131,536	99.8%
December 31, 2019	18,122,416	18,445,894	18,742,374	$150,509	$140,933	100.9%
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
During the year ended December 31, 2020, $0.3 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.3 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in other expenses, for the accretion of the present value discount. As of December 31, 2020, the Company had recognized a liability to the Dealer Manager of $1.3 million representing (i) the present value of all future estimated payments of the Distribution Services Component amounting to $1.1 million, or $1.0 million discounted at a rate of 1.93% and (ii) the current period accrued and unpaid portion of the Distribution and Shareholder Services Component, or $0.3 million. The following table presents the timing of future payments of the estimated $1.1 million of the DSS Fee: Distribution Services Component:

	December 31, 2020
	Total	≤ 1 year	> 1 - 3 years	3 - 5 years	5 years
DSS Fee: Distribution Services Component	$1,056	$773	$283	$—	$—
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

Notes to Financial Statements
The table below presents a summary of unreimbursed monthly expenses supported by Guggenheim:

Month Ended	Expense Support from CCA and Guggenheim	CCA Waiver of Expense Support Reimbursement	Expense Support Reimbursement	Expired Expense Support	Unreimbursed Expense Support	Minimum of 1.75% and Annualized Fiscal Year to Date Other Operating Expense Ratio (1)	Annualized Regular Cash Distribution Rate/Share, Declared (2)	Eligible for Reimbursement through
April 2017	179	(89)	(90)	—	—	0.64%	0.63700	April 30, 2020
May 2017	254	(127)	(12)	(115)	—	0.64%	0.63076	May 31, 2020
June 2017	315	(157)	—	(158)	—	0.64%	0.63076	June 30, 2020
April 2018	57	—	(57)	—	—	0.43%	0.67571	April 30, 2021
March 2020	255	—	(67)	—	188	0.52%	0.67397	March 31, 2023
April 2020	96	—	—	—	96	0.52%	0.57463	April 30, 2023
May 2020	98	—	—	—	98	0.52%	0.57526	May 31, 2023
June 2020	21	—	—	—	21	0.52%	0.57364	June 30, 2023
July 2020	126	—	—	—	126	0.52%	0.57479	July 31, 2023
August 2020	101	—	—	—	101	0.52%	0.57474	August 31, 2023
September 2020	96	—	—	—	96	0.52%	0.57401	September 30, 2023
October 2020	199	—	—	—	199	0.52%	0.57473	October 31, 2023
November 2020	321	—	—	—	321	0.52%	0.46279	November 30, 2023
Total					$1,246
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		For the Years Ended December 31,
Related Party (1)	Source Agreement & Description	2020	2019	2018
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$189	$215	$214
Guggenheim	Expense Support Agreement - expense support reimbursement	151	246	404
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	1,314	—	57
____________________
(1)Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Notes to Financial Statements
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2020, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the year ended December 31, 2020 and (b) the period commencing on July 24, 2015 (inception) through December 31, 2020:

	Year Ended		Inception through
	December 31, 2020		December 31, 2020
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	495,406	3,759	2,462,008	21,291
Net proceeds from all issuance of Common Shares	495,406	$3,759	19,432,416	$176,099
Average net proceeds per Common Share	$7.59		$9.06

Notes to Financial Statements
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the three years ended December 31, 2020:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2020:
March 9, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
September 8, 2020	135,448	135,447	1,036	7.65	100.0%	0.79%
December 8, 2020 (3)	120,546	315,165	2,509	7.96	261.4%	1.86%
Total	852,381	936,613	$7,375		109.9%

2019:
March 8, 2019	438,164	207,679	$1,797	$8.65	47.4%	1.18%
June 5, 2019	439,278	323,596	2,792	8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,755,728	1,221,957	$10,353		69.6%

2018:
March 14, 2018	417,473	102,672	$929	$9.05	24.6%	0.61%
June 6, 2018	435,337	53,844	490	9.10	12.4%	0.31%
September 5, 2018	436,451	129,420	1,174	9.07	29.7%	0.74%
December 6, 2018	437,336	159,421	1,438	9.02	36.5%	0.91%
Total	1,726,597	445,357	$4,031		25.8%
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
(3)The Company filed a tender offer to purchase up to 120,546 Shares on November 2, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.2% of our then outstanding Shares, increasing the offer to 315,165 Shares. The Company repurchased 315,165 Shares which represents approximately 100% of all Shares that were validly tendered

Notes to Financial Statements
Note 6. Distributions
Declared distributions are paid monthly. The following table summarizes the distributions that the Company declared on its Common Shares during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
April 6, 13, 20, 27	April 29	0.01069	0.04276	719
May 4, 11, 18, 25, June 1, 8	June 9	0.01069	0.06414	1,081
June 15, 22, 29, July 6	July 9	0.01069	0.04276	719
July 13, 20, 27, August 3, 10	August 11	0.01069	0.05345	896
August 17, 24, 31, September 7	September 9	0.01069	0.04276	719
September 14, 21, 28, October 5	October 1	0.01069	0.04276	714
October 12, 19, 26, November 2, 9	November 10	0.01069	0.05345	896
November 16, 23, 20, December 7	December 9	0.00855	0.03420	576
			$0.53982	$9,097
For Fiscal Year 2019
January 7, 14, 21, 28	January 30	$0.01258	$0.05032	$883
February 4, 11, 18, 25	February 27	0.01258	0.05032	889
March 4, 11, 18, 25	March 27	0.01258	0.05032	889
April 1, 8, 15, 22, 29	May 1	0.01258	0.06290	1,103
May 6, 13, 20, 27	May 29	0.01258	0.05032	885
June 3, 10, 17, 24	June 26	0.01258	0.05032	884
July 1, 8, 15, 22, 29	July 29	0.01258	0.06290	1,092
August 5, 12, 19, 26	August 28	0.01258	0.05032	877
September 2, 9, 16, 23, 30	October 2	0.01258	0.06290	1,098
October 7, 14, 21, 28	October 30	0.01258	0.05032	876
November 4, 11, 18, 25	November 27	0.01258	0.05032	863
December 2, 9, 16, 23, 30	December 31	0.01258	0.06290	1,074
			$0.65416	$11,413
For Fiscal Year 2018
January 30	January 31	$0.05453	$0.05453	$949
February 27	February 28	0.05453	0.05453	952
March 27	March 28	0.05453	0.05453	954
April 24	April 25	0.05453	0.05453	951
May 29	May 30	0.05453	0.05453	954
June 26	June 27	0.05453	0.05453	954
July 31	August 1	0.05453	0.05453	956
August 28	August 29	0.05453	0.05453	959
September 4, 11, 18, 25	September 26	0.01258	0.05032	886
October 2, 9, 16, 23, 30	October 31	0.01258	0.06290	1,104
November 6, 13, 20, 27	November 28	0.01258	0.05032	886
December 3, 10, 17, 24	December 26	0.01258	0.05032	886
December 28	January 16, 2019	0.07414	0.07414	1,300
December 31	January 30, 2019	0.01258	0.01258	220
			$0.73682	$12,911

Notes to Financial Statements
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$8.24	$8.65	$9.05	$9.11	$8.68
Net investment income (1)	0.53	0.52	0.69	0.53	0.55
Net realized gains (loss) from investment in GCIF (1)	(0.02)	0.05	0.13	0.02	—
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.21)	(0.34)	(0.47)	0.04	0.67
Net increase resulting from operations	0.30	0.23	0.35	0.59	1.22
Distributions to common shareholders
Distributions from net investment income (3)	(0.53)	(0.52)	(0.69)	(0.53)	(0.56)
Distributions from realized gains on investment (3)	—	(0.13)	(0.05)	(0.02)	—
Distributions in excess of net investment income (3)	(0.01)	—	—	(0.09)	(0.10)
Distributions from earnings (3)	(0.54)	(0.65)	(0.74)	(0.64)	(0.66)
Capital Share Transactions
Issuance of Common Shares above net asset value (4)	—	—	—	0.07	0.06
Distribution services charge (9)	(0.02)	0.01	(0.01)	(0.08)	(0.19)
Net increase (decrease) in net assets resulting from Capital Share transactions	(0.02)	0.01	(0.01)	(0.01)	(0.13)
Net asset value, end of year	$7.98	$8.24	$8.65	$9.05	$9.11

INVESTMENT RETURNS
Total investment return-net price (5)	N/A	N/A	N/A	3.95%	12.33%
Total investment return-net asset value (6)	3.94%	2.76%	3.78%	6.52%	12.77%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$131,758	$139,688	$151,709	$157,456	$111,153
Average net assets (7)	$129,307	$148,654	$157,996	$150,482	$49,718
Common Shares outstanding, end of period	16,519,873	16,961,080	17,534,522	17,401,934	12,205,783
Weighted average Common Shares outstanding	16,836,051	17,454,069	17,526,578	16,698,890	5,442,377
Ratios-to-average net assets: (7) (8)
Total expenses	0.78%	0.74%	0.76%	1.67%	2.16%
Effect of expense support reimbursement to (received from) the Advisor	(0.90)%	0.16%	0.22%	(0.49)%	(4.18)%
Net expenses	(0.12)%	0.90%	0.98%	1.18%	(2.02)%
Net investment income	6.92%	6.08%	7.65%	5.87%	6.01%
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

Notes to Financial Statements
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of December 31, 2020, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.
(4)The continuous issuance of Common Shares may cause an incremental increase in net asset value per Share due to the sale of Shares at the then prevailing public offering price and the receipt of net proceeds per share by the Company in excess of net asset value per Share on each subscription closing date. The per share data was derived by computing (i) the sum of (A) the number of shares issued in connection with subscriptions and/or distribution reinvestment on each share transaction date times (B) the differences between the net proceeds per share and the net asset value per share on each share transaction date, divided by (ii) the total shares outstanding at the end of the period.
(5)Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions, and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 24, 2015 (inception) through December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(6)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(7)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.
(8)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, were 7.30%, 7.87%, 6.55%, 7.35%, and 9.65%, respectively.
(9)The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period.

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
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Company made the following reclassifications of permanent book-to-tax basis differences. For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the permanent book-to-tax basis differences were primarily composed of offering expenses and interest expense related to distribution fees that are not tax deductible.

	For the Years Ended December 31,
Capital Accounts	2020	2019	2018
Paid in capital in excess of par value	$(30)	$(49)	$(410)
Distributions in excess of net investment income	30	49	410
Total	$—	$—	$—
The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2020, September 30, 2019 and September 30, 2018:

	Tax Years Ended September 30,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(9,414)	$1,979	$10,301
Net change in unrealized appreciation (depreciation)	18,468	11,139	1,445
Offering expense	—	—	345
Other book-tax differences	263	43	59
Total taxable income available for distributions	$9,317	$13,161	$12,150
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2019 and December 31, 2018, and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2020. The tax character of shareholder distributions attributable to the tax years ended September 30, 2020, September 30, 2019 and September 30, 2018 was as follows:

	Tax Years Ended September 30,
Paid Distributions attributable to:	2020	2019	2018
Ordinary income	$9,317	$10,913	$11,042
Long-term capital gains (1)	945	2,082	329
Total	$10,262	$12,995	$11,371
Paid distributions as a percentage of taxable income available for distributions	110%	99%	94%
___________________
(1)    The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).

Notes to Financial Statements

As of September 30, 2020, September 30, 2019 and September 30, 2018 the components of tax basis accumulated earnings were as follows:

	As of September 30,
	2020	2019	2018
Undistributed ordinary income, net	$—	$—	$—
Undistributed capital gains (losses)	(67)	946	780
Unrealized gains (losses)	(18,639)	(7,550)	3,590
Other temporary adjustments	(63)	(70)	(76)
Total accumulated earnings, net	$(18,769)	$(6,674)	$4,294

Under the current tax law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2020, the Company incurred $(67) of long-term capital losses.

Notes to Financial Statements
Note 9. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 is presented below:

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$1,481	$2,256	$2,384	$2,677
Net investment income	1,642	2,328	2,335	2,646
Net realized gain (loss) from investment in GCIF	(63)	25	(171)	(72)
Net change in unrealized appreciation (depreciation) on investment	5,279	4,074	9,205	(22,172)
Net increase (decrease) in net assets resulting from operations	6,858	6,427	11,369	(19,598)
Net assets	131,758	128,435	124,421	115,584
Total investment income per Common Share outstanding - basic and diluted	0.09	0.13	0.14	0.16
Net investment income per Common Share outstanding - basic and diluted	0.10	0.14	0.14	0.16
Earnings (loss) per Common Share - basic and diluted	0.41	0.38	0.68	(1.15)
Net asset value per Common Share at end of quarter	7.98	7.68	7.44	6.90

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$2,310	$2,571	$3,312	$2,196
Net investment income	1,987	2,237	2,971	1,850
Net realized gain (loss) from investment in GCIF	(22)	—	45	—
Long term gain distributions from investment in GCIF	—	—	—	849
Net change in unrealized depreciation on investment	(2,027)	(2,837)	(623)	(407)
Net increase (decrease) in net assets resulting from operations	(62)	(600)	2,393	2,292
Net assets	139,688	146,638	149,441	151,381
Total investment income per Common Share outstanding - basic and diluted	0.13	0.15	0.19	0.12
Net investment income per Common Share outstanding - basic and diluted	0.12	0.13	0.17	0.10
Earnings (loss) per Common Share - basic and diluted	—	(0.03)	0.14	0.13
Net asset value per Common Share at end of quarter	8.24	8.40	8.61	8.63

Notes to Financial Statements

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$4,130	$3,604	$3,489	$2,413
Net investment income	3,814	3,239	3,104	1,930
Long term gain (loss) distributions from investment in GCIF	1,356	(5)	—	882
Net change in unrealized appreciation (depreciation) from investment	(7,272)	(1,175)	(614)	917
Net increase (decrease) in net assets resulting from operations	(2,102)	2,059	2,490	3,729
Net assets	151,709	158,386	159,119	158,704
Total investment income per Common Share outstanding - basic and diluted	0.23	0.21	0.20	0.14
Net investment income per Common Share outstanding - basic and diluted	0.22	0.18	0.18	0.11
Earnings (loss) per Common Share - basic and diluted	(0.12)	0.12	0.14	0.21
Net asset value per Common Share at end of quarter	8.65	9.02	9.07	9.10
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2020 at a reasonable level of assurance.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2020, our internal control over financial reporting is effective based on those criteria.
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
Peter E. Roth serves as an Independent Trustee and a member of the Nominating and Governance Committee and the Independent Trustees Committee, and as Chairman of the Audit Committee. He is the Managing Partner of the Rothpoint Group llc, a consulting firm specializing in the financial services industry.
Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nomination Committee and Remuneration Committee. Mr. Roth serves as a Director of the Stone Point Credit Corporation and is Chairman of the Audit Committee and a Member of the Nomination and Governance Committee. In the non-profit sector, he is on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee.
    Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc. for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services sector. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.
Mr. Roth was selected as one of our three Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

Supplemental information regarding our Trustees is set forth below. Unless otherwise noted, the address for each Trustee is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The same five Trustees also serve on each of the Master Fund's and Guggenheim Credit Income Fund 2019's Board of Trustees where they have overall responsibility for overseeing management and operations for those affiliated funds. As of December 31, 2020, the master fund/feeder fund complex consisted of the Master Fund, GCIF 2019 and the Company (collectively, the "GCIF Master/Feeder Complex"), each entity representing a distinct trust with a class of securities registered pursuant to Section 12 of the Exchange Act.

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 43	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Kevin H. Gundersen, 43	Interested Trustee	Appointed 2017	Senior Managing Director and Head of Guggenheim's Corporate Credit Group, Guggenheim Partners, (2002-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 72	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015
Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).
GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Eric Rosenblatt, 38	Trustee, Chairman of the Independent Trustees Committee, Member of the Audit Committee, Member of the Nominating and Governance Committee	Appointed 2015	President/Founder and Director, R Group AG, (2012-present).	GCIF Master/Feeder Complex (2015-present); Director, R Group AG, (2012-present); Director, R Capital GmbH, (2015-present); Director, R investments GmbH, (2018-present).
Peter E. Roth, 62	Trustee, Chairman of the Audit Committee (3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present).
______________
(1)Guggenheim Partners is an affiliate of the Company.
(2)Messrs. Bloom and Gundersen, our two Interested Trustees, are senior executives of Guggenheim who provide services to us.
(3)Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.

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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 43	Chief Executive Officer, President and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
Cielo M. Ordonez, 39	Chief Financial Officer and Treasurer	Appointed 2020	Current: Director, Guggenheim Investments, (2018-present). Former: Controller, Apollo Investment Corporation (2015-2018). Senior Manager, BDO USA, LLP (2006-2015)	None
Amy J. Lee, 59	Secretary and Chief Legal Officer	Appointed 2018
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

Guggenheim Fund Complex (2)(2018-present)
Richard Cheung, 41	Senior Vice President	Appointed 2017	Senior Managing Director, Head of Private Fund Accounting, Guggenheim Partners, (2008-present).	None
Kevin M. Robinson, 61	Senior Vice President	Appointed 2017	General Counsel, Guggenheim Investments, (2016-present); Senior Managing Director, Guggenheim Partners, LLC, (2007-present).	None
John V. Palmer, 36	Senior Vice President	Appointed 2015	Current: Director, Guggenheim Partners Investment Management, LLC (2017-present).

Former: First Vice President, W. P. Carey Inc., (2014-2017); First Vice President, Carey Credit Advisors, LLC, (2014-2017); Director of Fund Management, CNL Financial Group, LLC, (2009-2014).
None
Brian E. Binder, 49	Senior Vice President	Appointed 2018
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

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Joanna M. Catalucci, 54	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018
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

Member of Board of Trustees, Merrimack College, (2018 - present).
______________
(1)Guggenheim, Guggenheim Partners, W. P. Carey Inc. and CCA are affiliates of the Company for all or a portion of 2017.
(2)The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2020.
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
In fiscal year 2020, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2020; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2020
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$98,250
Eric Rosenblatt	98,250
Peter E. Roth	108,250
$304,750
In fiscal year 2021, there were no changes to the compensation schedule for each Independent Trustee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:
•each person known to us to beneficially own more than 5% of the outstanding Common Shares,
•each of our Trustees and each executive officer, and
•all of our Trustees and executive officers as a group.
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
Beneficial Owners of More Than 5%:
None

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Kevin H. Gundersen	—	—%
Marc S. Goodman	—	—%
Eric Rosenblatt	—	—%
Peter E. Roth	—	—%

Executive Officers:
Cielo M. Ordonez, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Richard Cheung, Senior Vice President	—	—%
Brian Binder, Senior Vice President	—	—%
John V. Palmer, Senior Vice President	—	—%
Kevin M. Robinson, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (12 persons):	—	—%
_____________________
(1)    Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)    Based on a total of 16,608,339 Shares issued and outstanding as of March 10, 2021.
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
During 2020 and 2019, the Master Fund incurred $6.2 million and $6.9 million in management fees, respectively, which were payable to Guggenheim.

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
During 2020 and 2019, $0.6 million and $0.8 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.
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
Item 14. Principal Accounting Fees and Services.
The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2020 and December 31, 2019:

Fiscal Year	Audit and Quarterly Review Fees	Audit-Related Fees (1)	Tax Fees (2)
2020	$60,700	$—	$7,430
2019	61,000	—	7,430
The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2020 and December 31, 2019.

	GCIF	GCIF-2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2020	$17,425	$22,430
2019	17,425	22,430
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
•appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;

•pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and
•pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Company's investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Company.
All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2020 and December 31, 2019 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.
a.    The following financial statements of the registrant are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	March 16, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2021	By:	/s/ Cielo M. Ordonez
CIELO M. ORDONEZ
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer, President and Trustee	March 16, 2021
(Principal Executive Officer)

/s/ Cielo M. Ordonez
Cielo M. Ordonez	Chief Financial Officer	March 16, 2021
(Principal Financial Officer)

/s/ Kevin H. Gundersen
Kevin H. Gundersen	Trustee	March 16, 2021

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 16, 2021

/s/ Eric Rosenblatt
Eric Rosenblatt	Trustee	March 16, 2021

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 16, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, brokers or the underlying investees, or by other appropriate auditing procedures where replies from brokers or underlying investees were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At December 31, 2020, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $191.5 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

Auditing the fair value of the Master Fund’s Level 3 investments is complex, as the unobservable inputs and assumptions used by management are highly judgmental and could have a significant effect on the fair value measurements of such investments.
How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating the Master Fund’s valuation techniques, testing the significant unobservable inputs and assumptions used by management in determining the fair value of the Master Fund’s Level 3 investments, and testing the mathematical accuracy of the Master Fund’s valuation calculations.

For a sample of the Master Fund’s Level 3 investments, with the support of our valuation specialists, we independently developed fair value estimates and compared them to the Master Fund’s estimates. We developed our independent fair value estimates by using borrower financial information, which we compared to agreements or underlying source documents provided to the Master Fund by the borrowers, and available market information from third-party sources, such as market spreads and discount rates, and market multiples.

We reviewed the information considered by management relating to valuation including recent transactions and indicative broker quotes. We searched for and evaluated information that corroborated or contradicted the Master Fund's valuations or significant inputs into valuations. We also evaluated recent transactions and subsequent event transactions and considered whether they corroborated or contradicted the Master Fund’s year-end valuations.
/s/ Ernst & Young LLP

We have served as the auditor of one or more investment companies in the Guggenheim Credit Income Funds business development company group since 2018.

New York, NY

March 16, 2021

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Investments at fair value (amortized cost of $308,540 and $385,802, respectively)	$291,949	$372,193
Cash	10,058	1,454
Restricted cash	24,341	7,512
Collateral deposits for foreign currency forward contracts	520	—
Interest and dividend income receivable	1,882	2,622
Principal receivable	939	—
Receivable from related parties	39	35
Prepaid expenses and other assets	199	284
Total assets	$329,927	$384,100

Liabilities
Credit facility payable, net of financing costs	$129,243	$170,862
Unrealized depreciation on foreign currency forward contracts	768	87
Accrued management fee	508	576
Payable to related parties	145	195
Collateral payable for foreign currency forward contracts	—	320
Accounts payable, accrued expenses and other liabilities	538	863
Total liabilities	131,202	172,903
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$198,725	$211,197

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 26,272,618 and 27,157,534 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	$26	$27
Paid-in-capital in excess of par value	223,462	229,996
Accumulated loss, net of distributions	(24,763)	(18,826)
Net assets	$198,725	$211,197
Net asset value per Common Share	$7.56	$7.78
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
Investment Income
Interest income	$25,607	$34,459	$33,335
PIK interest income	1,275	193	31
Dividend income	742	1,059	856
Fee income	333	396	537
Total investment income	27,957	36,107	34,759
Operating Expenses
Interest expense and other financing costs	5,749	8,552	7,885
Management fee	6,247	6,889	7,195
Performance-based incentive fee	—	11	(1,346)
Administrative services	177	198	209
Custody services	94	95	106
Trustees fees	311	310	383
Related party reimbursements	644	818	645
Professional services fees	925	917	893
Other expenses	250	251	232
Total expenses	14,397	18,041	16,202
Net investment income	13,560	18,066	18,557
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(2,369)	(6,321)	4,819
Foreign currency forward contracts	(258)	(873)	2,316
Foreign currency transactions	172	86	10
Net realized gains (losses)	(2,455)	(7,108)	7,145
Net change in unrealized appreciation (depreciation) on:
Investments	(2,982)	(2,939)	(13,574)
Foreign currency forward contracts	(681)	297	(185)
Foreign currency transactions	2	(16)	17
Net change in unrealized depreciation	(3,661)	(2,658)	(13,742)
Net realized and unrealized losses	(6,116)	(9,766)	(6,597)
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.50	$0.63	$0.64
Earnings per Common Share - basic and diluted	$0.27	$0.29	$0.41
Weighted average Common Shares outstanding - basic and diluted	27,139,732	28,730,579	29,163,651
Distribution per Common Share	$0.49	$0.60	$0.84

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2017	29,151,096	$29		$245,721	$2,731	$248,481
Operations:
Net investment income	—	—		—	18,557	18,557
Net realized gains	—	—		—	7,145	7,145
Net change in unrealized depreciation	—	—		—	(13,742)	(13,742)
Net increase in net assets resulting from operations	—	—		—	11,960	11,960
Shareholder distributions:
Distributions from earnings	—	—		—	(24,572)	(24,572)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(24,572)	(24,572)
Capital share transactions:
Issuance of Common Shares	118,906	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(75,000)	—	(1)	(637)	—	(637)
Net increase in net assets resulting from capital share transactions	43,906	—		363	—	363
Reclassification of permanent book-to-tax differences	—	—		(1)	1	—
Net increase (decrease) for the year	43,906	—		362	(12,611)	(12,249)
Balance at December 31, 2018	29,195,002	$29		$246,083	$(9,880)	$236,232
Operations:
Net investment income	—	—		—	18,066	18,066
Net realized losses	—	—		—	(7,108)	(7,108)
Net change in unrealized depreciation	—	—		—	(2,658)	(2,658)
Net increase in net assets resulting from operations	—	—		—	8,300	8,300
Shareholder distributions:
Distributions from earnings	—	—		—	(17,246)	(17,246)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(17,246)	(17,246)
Capital share transactions:
Issuance of Common Shares	124,070	—	(1)	1,000	—	1,000
Repurchase of Common Shares	(2,161,538)	(2)		(17,087)	—	(17,089)
Net decrease in net assets resulting from capital share transactions	(2,037,468)	(2)		(16,087)	—	(16,089)
Net decrease for the year	(2,037,468)	(2)		(16,087)	(8,946)	(25,035)
Balance at December 31, 2019	27,157,534	$27		$229,996	$(18,826)	$211,197
Operations:
Net investment income	—	—		—	13,560	13,560
Net realized losses	—	—		—	(2,455)	(2,455)
Net change in unrealized depreciation	—	—		—	(3,661)	(3,661)
Net increase in net assets resulting from operations	—	—		—	7,444	7,444
Shareholder distributions:
Distributions from earnings	—	—		—	(13,381)	(13,381)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(13,381)	(13,381)
Capital share transactions:
Issuance of Common Shares	1,070,451	1		8,049	—	8,050
Repurchase of Common Shares	(1,955,367)	(2)		(14,583)	—	(14,585)
Net decrease in net assets resulting from capital share transactions	(884,916)	(1)		(6,534)	—	(6,535)
Net decrease for the year	(884,916)	(1)		(6,534)	(5,937)	(12,472)
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
_____________________

(1)    Amount is less than $1,000.
See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(1,787)	(1,071)	(906)
Amortization of premium/accretion of discount, net	(1,258)	(1,624)	(1,425)
Proceeds from sales of investments	23,614	37,828	48,526
Proceeds from paydowns on investments	116,007	35,563	136,799
Net receipt of settlement of derivatives	4,474	3,962	5,600
Net payment of settlement of derivatives	(4,732)	(4,835)	(3,284)
Net realized (gains) losses on derivatives	258	873	(2,316)
Purchases of investments	(61,683)	(78,035)	(193,429)
Net realized (gains) losses on investments	2,369	6,321	(4,819)
Net change in unrealized depreciation on investments	2,982	2,939	13,574
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	681	(297)	185
Amortization of deferred financing costs	381	380	439
(Increase) decrease in operating assets:
Interest and dividend income receivable	740	(104)	(306)
Principal receivable	(939)	7,701	(7,587)
Receivable from related parties	(4)	1	94
Prepaid expenses and other assets	85	(107)	—
Increase (decrease) in operating liabilities:
Payable for investments purchased	—	(4,736)	4,736
Accrued management fee	(68)	(14)	(6)
Accrued performance-based incentive fee	—	—	(1,334)
Payable to related parties	(50)	18	9
Collateral payable for foreign currency forward contracts	(320)	320	—
Accounts payable, accrued expenses and other liabilities	(325)	10	(68)
Net cash provided by operating activities	87,869	13,393	6,442
Financing activities
Issuance of Common Shares	8,050	1,000	1,000
Repurchase of Common Shares	(14,585)	(17,089)	(637)
Credit facility borrowings	4,000	27,000	—
Credit facility repayments	(46,000)	(5,000)	—
Payment of financing costs	—	—	(945)
Distributions paid	(13,381)	(20,640)	(21,178)
Net cash used in financing activities	(61,916)	(14,729)	(21,760)
Net increase (decrease) in restricted and unrestricted cash	25,953	(1,336)	(15,318)
Restricted and unrestricted cash, beginning of year	8,966	10,302	25,620
Restricted and unrestricted cash, end of year	$34,919	$8,966	$10,302
Reconciliation of restricted and unrestricted cash
Cash	10,058	1,454	2,555
Restricted cash	24,341	7,512	7,587
Collateral deposits for foreign currency forward contracts	520	—	160
Total restricted and unrestricted cash	$34,919	$8,966	$10,302
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$5,340	$8,048	$7,418

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 145.8%
Aerospace & Defense
Arcline FM Holdings LLC	(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	4,331	$4,242	$4,259	2.1%
Arcline FM Holdings LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	1/21/2025	145	91	101	0.1%
Total Aerospace & Defense							4,333	4,360	2.2%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	6.25%	11/17/2023	11,520	11,311	10,480	5.3%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	8.50%	8/30/2024	2,940	2,695	2,820	1.4%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	4.65%	8/1/2025	1,955	1,942	1,896	1.0%
EnTrans International, LLC	(13)	Senior Secured Loans - First Lien	L+6.00%	6.15%	11/1/2024	7,336	6,244	7,079	3.5%

Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/20/2023	—	(13)	(12)	—%
Mavis Tire Express Services Corp. (Delayed Draw)		Senior Secured Loans - First Lien	L+3.25%	3.50%	3/20/2025	3,605	3,594	3,550	1.8%
							3,581	3,538	1.8%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/14/2024	1,235	1,225	1,231	0.6%
Total Automotive							26,998	27,044	13.6%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.57%	8/16/2024	£2,470	3,107	3,266	1.7%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	9.55%	8/16/2024	£645	828	828	0.4%
							3,935	4,094	2.1%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	2,050	1.0%
JZ Capital Partners Ltd.	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	6/14/2021	71	71	71	—%
Total Banking, Finance, Insurance & Real Estate							6,006	6,215	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,283	13,668	6.9%
Blue Ribbon LLC		Senior Secured Loans - First Lien	L+4.00%	5.00%	11/15/2021	2,762	2,365	2,618	1.3%
Checkers Holdings Inc	(13)	Senior Secured Loans - First Lien	L+4.25%	5.25%	4/25/2024	1,133	728	958	0.5%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	5/3/2024	1,987	1,987	1,570	0.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.00%	5/3/2024	798	798	574	0.3%
							2,785	2,144	1.1%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	6.50%	10/2/2022	4,938	4,913	4,923	2.5%
US Foods Inc.	(11)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	4.25%	4/24/2025	2,944	2,738	2,914	1.5%
Total Beverage, Food & Tobacco							25,812	27,225	13.8%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,975	1.0%
Total Capital Equipment							2,000	1,975	1.0%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	5,122	5,095	5,097	2.6%
Aceto Chemicals (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	4/29/2025	160	85	88	—%
							5,180	5,185	2.6%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.00%	4.25%	6/26/2026	985	973	974	0.5%
Ilpea Parent, Inc.	IT(10)(11)(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2023	5,299	5,267	5,239	2.6%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	7.00%	7/24/2024	217	156	159	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	L+6.00%	8.00%	7/23/2025	6,921	6,801	6,838	3.4%
							6,957	6,997	3.5%
Total Chemicals, Plastics & Rubber							18,377	18,395	9.2%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.25%	5.25%	6/26/2023	5,372	5,329	5,351	2.6%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.25%	6/26/2024	6,000	5,929	5,882	3.0%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.25%	4.40%	6/24/2022	124	108	108	0.1%
							11,366	11,341	5.7%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	6.05%	6/15/2025	870	864	866	0.4%
Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	8.65%	6/15/2026	1,588	1,527	1,522	0.8%
							2,391	2,388	1.2%
Total Construction & Building							13,757	13,729	6.9%
Consumer Goods: Non-Durable
Diamond (BC) B.V.	(15)	Senior Secured Loans - First Lien	L+5.00%	6.00%	9/6/2024	3,990	3,891	3,995	2.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Galls LLC	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	3,737	3,715	3,699	1.9%
Galls LLC (Delayed Draw B)	(14)(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	1/31/2025	548	544	542	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	7.67%	1/31/2024	292	247	251	0.1%
							4,506	4,492	2.3%

Pure Fishing, Inc.	(13)	Senior Secured Loans - First Lien	L+4.50%	4.65%	12/19/2025	3,980	3,562	3,852	1.9%
Total Consumer Goods: Non-Durable							11,959	12,339	6.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	5.74%	4/29/2026	1,243	1,233	1,193	0.6%
Total Consumer Goods: Durable							1,233	1,193	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	5.75%	9/23/2021	4,901	4,809	3,014	1.5%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	3.36%	3/28/2025	1,960	1,856	1,916	1.0%
Pelican Products Inc		Senior Secured Loans - First Lien	L+3.50%	4.50%	5/31/2025	3,968	3,477	3,899	2.0%

Resource Label Group LLC		Senior Secured Loans - First Lien	L+4.50%	5.50%	5/26/2023	3,385	3,370	3,199	1.6%
Resource Label Group LLC		Senior Secured Loans - Second Lien	L+8.50%	9.50%	11/26/2023	3,000	2,976	2,700	1.3%
							6,346	5,899	2.9%
Total Containers, Packaging & Glass							16,488	14,728	7.4%
Energy: Oil & Gas
Basic Energy Services Inc	(13)(18)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,475	2,171	806	0.4%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.00%	9/29/2022	3,000	2,973	1,770	0.9%
Permian Production Partners	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	9.00%	11/23/2025	1,337	608	334	0.1%
Total Energy: Oil & Gas							5,752	2,910	1.4%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+8.25%	9.25%	9/5/2024	8,000	7,965	7,975	4.0%
Total Healthcare & Pharmaceuticals							7,965	7,975	4.0%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	2.65%	1/23/2025	2,334	2,332	2,208	1.1%
Golden Nugget	(13)	Senior Secured Loans - First Lien	L+12.00%	13.00%	10/4/2023	11	11	13	—%
Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.00%	12/31/2024	966	946	973	0.5%
Total Hotel, Gaming & Leisure							3,289	3,194	1.6%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	5/17/2024	5,664	5,613	5,664	2.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(37)	(26)	—%
							5,576	5,638	2.8%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	7.25%	11/19/2024	2,375	2,280	2,296	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.00%	5/4/2022	1,870	1,863	1,829	0.9%
McGraw-Hill Global Education Holdings	(14)(15)	Senior Unsecured Debt	N/A	11.75%	4/20/2022	2,118	2,099	2,128	1.1%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,259	1,230	1,221	0.6%
							5,192	5,178	2.6%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.25%	7.50%	6/15/2024	8,030	7,997	7,729	3.9%
Trader Interactive (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	N/A	7.50%	6/15/2023	104	82	83	—%
							8,079	7,812	3.9%
Total Media: Advertising, Printing & Publishing							21,127	20,924	10.5%
Metals & Mining
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	3,567	3,532	3,407	1.7%
Polyvision Corp.	(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	1,005	995	960	0.5%
Polyvision Corp. (Delayed Draw)	(9)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	2/21/2026	138	138	117	0.1%
Polyvision Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	7.50%	8/21/2025	409	339	350	0.1%
Total Metals & Mining							5,004	4,834	2.4%
Retail
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	7.75%	7/31/2025	1,027	956	368	0.2%
Blue Nile, Inc.		Senior Secured Loans - First Lien	L+6.50%	7.50%	2/17/2023	9,900	9,777	7,268	3.7%

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	4,295	4,275	4,091	2.1%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	6.50%	7/5/2022	484	484	461	0.2%
							4,759	4,552	2.3%

Save-a-Lot	(13)(14)	Senior Secured Loans - First Lien	L+8.00%	8.00%	3/12/2024	907	821	908	0.5%
Save-a-Lot	(13)(14)(15)	Senior Secured Loans - Second Lien	L+11.75%	11.75%	10/1/2024	1,102	2,036	969	0.5%
							2,857	1,877	1.0%
Total Retail							18,349	14,065	7.2%
Services: Business

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.75%	4.90%	8/25/2025	3,910	3,711	3,744	1.9%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.25%	5.09%	6/16/2025	£2,060	2,568	2,579	1.3%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.25%	6.65%	6/16/2025	890	856	807	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(36)	(40)	—%
							3,388	3,346	1.7%

Cast & Crew Payroll		Senior Secured Loans - First Lien	L+3.75%	3.90%	1/16/2026	2,890	2,525	2,829	1.4%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	4.65%	4/3/2025	2,828	2,784	2,707	1.4%

Hersha Hospitality Management	(15)	Senior Secured Loans - First Lien	L+4.75%	5.75%	3/2/2026	4,373	4,288	3,936	2.0%
Hersha Hospitality Management (Delayed Draw)	(9)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	3/2/2026	—	(32)	(159)	(0.1)%
							4,256	3,777	1.9%

PSI Services LLC	(9)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2025	104	104	74	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/4/2026	425	425	424	0.2%
PSI Services LLC	(15)	Senior Secured Loans - First Lien	L+5.75%	6.75%	10/16/2026	2,837	2,803	2,834	1.4%
							3,332	3,332	1.6%

SLR Consulting	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	4.98%	6/23/2025	1,588	1,559	1,558	0.8%
SLR Consulting (Delayed Draw)	(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.50%	5/23/2025	494	512	513	0.3%
							2,071	2,071	1.1%

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.25%	7/12/2025	3,950	3,792	3,922	2.0%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	10.22%	7/10/2026	5,000	4,724	3,563	1.8%
Total Services: Business							30,583	29,291	14.8%
Technology
Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	10/31/2025	1,789	1,754	1,772	0.9%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(21)	—%
							1,750	1,751	0.9%

Advicent Solutions	(14)(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	2/28/2022	7,418	7,374	4,537	2.3%
Advicent Solutions	(9)(13)(14)(15)	Senior Secured Loans - First Lien	P+5.25%	8.50%	2/28/2022	14	14	12	—%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Advicent Solutions	(14)(15)	Senior Secured Loans - First Lien	L+3.50%	4.50%	2/28/2022	1,653	1,645	1,645	0.8%
							9,033	6,194	3.1%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(9)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.00%	4.15%	9/4/2026	860	858	852	0.4%
							845	843	0.4%

Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.25%	1/10/2025	4,900	4,850	4,864	2.4%
Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(28)	(27)	—%
							4,822	4,837	2.4%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	6.31%	6/8/2024	£2,638	3,353	3,572	1.8%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.12%	6/8/2024	£338	426	799	0.4%
							3,779	4,371	2.2%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	4.75%	3/20/2024	2,000	1,946	1,988	1.0%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	1,931	1,905	1,919	1.0%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	8.61%	4/27/2026	462	455	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	4.74%	4/28/2025	3,048	3,015	3,029	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	7.99%	4/27/2026	4,696	4,642	4,663	2.3%
							10,017	10,069	5.0%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	637	627	633	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£530	734	721	0.4%
Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	€97	118	118	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+6.25%	6.75%	1/22/2024	£326	424	444	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(14)(15)	Senior Secured Loans - First Lien	L+6.25%	6.75%	1/22/2024	2,211	2,178	2,200	1.1%
Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/25/2024	€289	317	351	0.2%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Kerridge Commercial Systems (Bidco) Limited	UK(10)(11)(15)	Senior Secured Loans - First Lien	E+6.25%	6.75%	1/22/2024	661	706	803	0.4%
							5,104	5,270	2.7%

Lytx, Inc.	(9)(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	509	489	483	0.2%
Lytx, Inc.	(15)(16)	Senior Secured Loans - First Lien	L+6.00%	7.00%	2/27/2026	5,859	5,762	5,783	2.9%
							6,251	6,266	3.1%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	944	940	897	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	502	501	477	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.00%	12/2/2022	182	182	173	0.1%
							1,623	1,547	0.8%

Onyx CenterSource	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	6,616	6,609	4,623	2.3%
Onyx CenterSource (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+6.75%	7.25%	12/20/2021	329	321	230	0.1%
							6,930	4,853	2.4%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2023	5,372	5,303	5,307	2.7%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	7.24%	12/12/2023	1,134	1,110	1,120	0.6%
Velocity Holdings US (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.00%	12/12/2022	162	136	139	0.1%
							6,549	6,566	3.4%

Wide Orbit, Inc.	(15)	Senior Secured Loans - First Lien	L+8.50%	9.75%	7/8/2025	3,689	3,650	3,650	1.8%
Wide Orbit, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(33)	—%
							3,650	3,617	1.8%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	7.75%	6/24/2024	5,365	5,286	5,314	2.7%
Total Technology							67,585	63,486	31.9%
Telecommunications
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	3.65%	7/23/2025	2,208	2,200	2,155	1.1%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	7.65%	7/23/2026	2,500	2,478	2,275	1.1%
							4,678	4,430	2.2%
Total Telecommunications							4,678	4,430	2.2%
Transportation: Consumer
Delta Airlines	(11)	Senior Secured Loans - First Lien	L+4.75%	5.75%	5/31/2023	100	97	101	0.1%
Total Transportation: Consumer							97	101	0.1%
Utilities: Electric

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	9.75%	2/28/2025	6,000	5,922	5,880	3.0%
Total Utilities: Electric							5,922	5,880	3.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	5.65%	10/31/2025	5,861	5,729	5,451	2.7%
Total Utilities: Oil & Gas							5,729	5,451	2.7%
Total Debt Investments							$303,043	$289,744	145.8%

Equity investments - 1.1%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	$2,459	$1,252	0.6%
Total Beverage, Food & Tobacco							2,459	1,252	0.6%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	591	0.3%
Permian Production Partners	(13)(15)	Equity and Other	N/A	N/A		203,022	—	—	—%
Total Energy: Oil & Gas							2,777	591	0.3%
Retail
Save-a-Lot	(13)(15)	Equity and Other	N/A	N/A		53,097	—	—	—%
Total Retail							—	—	—%
Technology
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	332	0.2%
Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							261	362	0.2%
Total Equity Investments							$5,497	$2,205	1.1%

Total Investments - 146.9%							$308,540	$291,949	146.9%

December 31, 2020 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/15/2021	$1,291	€1,063	—	$(8)	—%
JPMorgan Chase Bank	1/15/2021	$25,682	£19,334	—	$(760)	(0.4)%
					$(768)	(0.4)%
_______________________
(1)Security may be an obligation of one or more entities affiliated with the named portfolio company.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
(2)All debt and equity investments are income producing unless otherwise noted.
(3)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2020, LIBO rates ranged between 0.14% for 1-month LIBOR to 0.24% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2020.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2020, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $6.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $25.0 million; the net unrealized depreciation was $19.0 million; the aggregate cost of securities for Federal income tax purposes was $308.5 million.
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2020 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2020, qualifying assets represented 80% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of December 31, 2020.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2020; (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions (Revolver)	P+5.25%	0.75%	P+4.50%	The Portfolio Company may elect PIK up to 0.75%.
Advicent Solutions	L+3.50%	0.75%	L+2.75%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.50%	16.50%	—%	The Portfolio Company may elect PIK up to 16.50%.
Galls LLC	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Galls LLC (Delayed Draw)	L+6.75%	0.50%	L+6.25%	The Portfolio Company may elect PIK up to 6.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Kerridge Commercial Systems (GBP Term Loan)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (USD Term Loan)	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (GBP Delayed Draw)	G+6.25%	1.74%	G+4.51%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Euro Delayed Draw)	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	L+6.25%	1.83%	L+4.42%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
Kerridge Commercial Systems (Bidco) Limited	E+6.25%	1.69%	E+4.56%	The Portfolio Company has elected to exercise PIK Toggle option of 25% of applicable all-in rate.
McGraw-Hill Global Education Holdings	11.75%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Save-a-Lot	L+8.00%	7.00%	L+1.00%	The Portfolio Company may elect to PIK up to 6.00%.
Save-a-Lot	L+11.75%	10.75%	L+1.00%	The Portfolio Company may elect to PIK up to 10.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of December 31, 2020, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2020, debt investments on non-accrual status represented 5.2% and 3.4% of total investments on an amortized cost basis and fair value basis, respectively.

Abbreviations:
CN = Canada; UK = United Kingdom; IT = Italy; IR=Ireland

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

INVESTMENTS
Debt investments - 170.0%
Aerospace & Defense
National Technical Systems	(15)	Senior Secured Loans - First Lien	L+6.25%	7.94%	6/12/2021	3,434	$3,420	$3,365	1.6%
Tronair, Inc	(15)	Senior Secured Loans - First Lien	L+4.75%	6.66%	9/8/2023	3,880	3,854	3,512	1.7%
Total Aerospace & Defense							7,274	6,877	3.3%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	7.35%	11/17/2023	11,640	11,366	9,254	4.4%
American Tire Distributors Inc.		Senior Secured Loans - First Lien	L+7.50%	9.30%	8/30/2024	2,970	2,674	2,666	1.3%
BBB Industries		Senior Secured Loans - First Lien	L+4.50%	6.30%	8/1/2025	1,975	1,958	1,928	0.9%
EnTrans International, LLC		Senior Secured Loans - First Lien	L+6.00%	7.80%	11/1/2024	3,700	3,543	3,588	1.7%

Mavis Tire Express Services Corp.		Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	3,231	3,218	3,158	1.5%
Mavis Tire Express Services Corp. (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+3.25%	5.04%	3/20/2023	28	10	11	—%
Mavis Tire Express Services Corp. (Delayed Draw)	(9)	Senior Secured Loans - First Lien	L+3.25%	5.05%	3/20/2025	92	92	90	—%
							3,320	3,259	1.5%

Wesco Group	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	6/14/2024	1,247	1,234	1,243	0.6%
Total Automotive							24,095	21,938	10.4%
Banking, Finance, Insurance & Real Estate
Gladman Developments Ltd.	UK(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£2,405	3,007	3,137	1.5%
Gladman Developments Ltd. (Delayed Draw)	UK(9)(10)(11)(13)(14)(15)	Senior Secured Loans - First Lien	G+9.50%	10.30%	8/16/2024	£740	944	954	0.5%
							3,951	4,091	2.0%

Hunt Companies, Inc.	(11)	Senior Secured Bonds	N/A	6.25%	2/15/2026	2,000	2,000	1,974	0.9%
JZ Capital Partners Ltd.	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.75%	7.88%	6/14/2021	375	370	374	0.2%
Total Banking, Finance, Insurance & Real Estate							6,321	6,439	3.1%
Beverage, Food & Tobacco
Addo Foods Group	UK(10)(11)(14)(15)	Senior Secured Loans - First Lien	G+8.00%	9.00%	4/19/2024	£9,995	12,232	12,879	6.1%

CTI Foods Holdings Co., LLC (First Out)	(14)(15)	Senior Secured Loans - First Lien	L+7.00%	9.26%	5/3/2024	1,962	1,962	1,962	0.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

CTI Foods Holdings Co., LLC (Last Out)	(13)(14)(15)	Senior Secured Loans - First Lien	L+9.00%	10.91%	5/3/2024	770	770	731	0.3%
							2,732	2,693	1.2%

Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	897	891	891	0.4%
Kar Nut Products Co.	(15)	Senior Secured Loans - First Lien	L+4.50%	6.20%	3/31/2023	833	827	827	0.4%
							1,718	1,718	0.8%

Topps Company	(15)	Senior Secured Loans - First Lien	L+5.25%	7.19%	10/2/2022	4,988	4,963	4,981	2.4%
Total Beverage, Food & Tobacco							21,645	22,271	10.5%
Capital Equipment
Cleaver Brooks, Inc.		Senior Secured Bonds	N/A	7.88%	3/1/2023	2,000	2,000	1,995	0.9%
Total Capital Equipment							2,000	1,995	0.9%
Chemicals, Plastics & Rubber
Aceto Chemicals	(15)	Senior Secured Loans - First Lien	L+5.50%	7.62%	4/29/2025	5,174	5,142	5,144	2.4%
Aceto Chemicals (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	4/29/2025	—	(90)	(89)	—%
							5,052	5,055	2.4%

Drew Marine Group Inc.	(15)	Senior Secured Loans - First Lien	L+4.25%	6.19%	6/26/2026	995	981	981	0.5%
Ilpea Parent, Inc.	IT(10)(11)	Senior Secured Loans - First Lien	L+4.75%	6.46%	3/2/2023	5,496	5,447	5,468	2.6%
Neon Holdings Inc		Senior Secured Bonds	N/A	10.13%	4/1/2026	1,500	1,475	1,493	0.7%

Seal For Life Industries US LLC (Revolver)	(9)(11)(13)(15)	Senior Secured Loans - First Lien	L+6.00%	8.20%	7/24/2024	260	185	186	0.1%
Seal For Life Industries US LLC	(11)(15)	Senior Secured Loans - First Lien	E+6.00%	8.26%	7/23/2025	6,991	6,870	6,889	3.2%
							7,055	7,075	3.3%
Total Chemicals, Plastics & Rubber							20,010	20,072	9.5%
Construction & Building
GAL Manufacturing	(15)	Senior Secured Loans - First Lien	L+4.00%	6.20%	6/26/2023	5,428	5,368	5,396	2.5%
GAL Manufacturing	(15)	Senior Secured Loans - Second Lien	L+8.25%	10.45%	6/26/2024	6,000	5,910	5,865	2.8%
GAL Manufacturing (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	6.09%	6/24/2022	173	145	146	0.1%
							11,423	11,407	5.4%

Springs Window Fashions, LLC		Senior Secured Loans - First Lien	L+4.25%	5.95%	6/15/2025	1,744	1,730	1,743	0.8%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Springs Window Fashions, LLC		Senior Secured Loans - Second Lien	L+8.50%	10.20%	6/15/2026	1,756	1,679	1,668	0.8%
							3,409	3,411	1.6%
Total Construction & Building							14,832	14,818	7.0%
Consumer Goods: Non-Durable
Galls LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.37%	1/31/2025	3,620	3,590	3,591	1.7%
Galls LLC (Delayed Draw B)	(9)(15)	Senior Secured Loans - First Lien	L+6.25%	8.25%	1/31/2025	533	528	528	0.3%
Galls LLC (Revolver)	(9)(13)(15)	Senior Secured Loans - First Lien	P+5.25%	10.00%	1/31/2024	487	430	434	0.2%
Total Consumer Goods: Non-Durable							4,548	4,553	2.2%
Consumer Goods: Durable
PlayPower, Inc.		Senior Secured Loans - First Lien	L+5.50%	7.30%	4/29/2026	1,294	1,281	1,284	0.6%
Total Consumer Goods: Durable							1,281	1,284	0.6%
Containers, Packaging & Glass
Bioplan USA, Inc.		Senior Secured Loans - First Lien	L+4.75%	6.45%	9/23/2021	5,239	5,010	4,610	2.2%
Husky Injection Molding Systems Ltd.	CN(10)(11)	Senior Secured Loans - First Lien	L+3.00%	4.70%	3/28/2025	1,980	1,854	1,952	0.9%

Resource Label Group LLC	(15)	Senior Secured Loans - First Lien	L+4.50%	6.60%	5/26/2023	3,449	3,426	3,121	1.5%
Resource Label Group LLC	(15)	Senior Secured Loans - Second Lien	L+8.50%	10.60%	11/26/2023	3,000	2,969	2,550	1.2%
							6,395	5,671	2.7%
Total Containers, Packaging & Glass							13,259	12,233	5.8%
Energy: Oil & Gas
Basic Energy Services Inc	(13)	Senior Secured Bonds	N/A	10.75%	10/15/2023	2,000	1,985	1,430	0.7%
Navajo Nation Oil and Gas	(15)	Senior Secured Loans - First Lien	L+7.50%	9.60%	6/14/2022	3,438	3,415	3,417	1.6%
Penn Virginia	(11)(15)	Senior Secured Loans - Second Lien	L+7.00%	8.71%	9/29/2022	3,000	2,961	2,955	1.4%
Permian Production Partners	(15)(18)	Senior Secured Loans - First Lien	N/A	N/A	5/20/2024	3,800	3,680	1,805	0.8%
Total Energy: Oil & Gas							12,041	9,607	4.5%
Healthcare & Pharmaceuticals
Alegeus Technologies LLC	(15)	Senior Secured Loans - First Lien	L+6.25%	8.28%	9/5/2024	8,000	7,938	7,969	3.8%

Alltech	(13)(15)	Senior Unsecured Debt	L+10.25%	11.95%	7/21/2023	14,375	14,257	14,258	6.8%
Alltech	(13)(15)	Senior Unsecured Debt	E+10.25%	11.25%	7/21/2023	€601	622	669	0.3%
							14,879	14,927	7.1%

Cambrex Corporation		Senior Secured Loans - First Lien	L+5.00%	6.70%	11/20/2026	2,500	2,450	2,498	1.2%
Endo Pharmaceuticals Finance Co.	IR(10)(11)(13)	Senior Unsecured Debt	N/A	6.00%	7/15/2023	4,965	4,104	3,587	1.7%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

WIRB-Copernicus Group	(15)	Senior Secured Loans - Second Lien	L+8.25%	9.87%	8/15/2023	12,000	11,823	12,120	5.7%
Total Healthcare & Pharmaceuticals							41,194	41,101	19.5%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+3.00%	4.70%	1/23/2025	2,358	2,356	2,371	1.1%
ASM Global		Senior Secured Loans - Second Lien	L+7.00%	8.70%	1/23/2026	2,400	2,395	2,428	1.1%
							4,751	4,799	2.2%

Playtika Holding	(11)	Senior Secured Loans - First Lien	L+6.00%	7.80%	12/31/2024	2,000	1,960	2,025	1.0%
Total Hotel, Gaming & Leisure							6,711	6,824	3.2%
Media: Advertising, Printing & Publishing
Boats Group	(15)	Senior Secured Loans - First Lien	L+4.25%	5.95%	5/17/2024	5,722	5,665	5,722	2.7%
Boats Group	(15)	Senior Secured Loans - Second Lien	L+8.00%	9.80%	11/18/2024	3,338	3,306	3,372	1.6%
Boats Group (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/12/2022	—	(44)	(41)	—%
							8,927	9,053	4.3%

Houghton Mifflin Harcourt Publishers, Inc.	(11)	Senior Secured Loans - First Lien	L+6.25%	8.04%	11/19/2024	2,500	2,400	2,500	1.2%

McGraw-Hill Global Education Holdings		Senior Secured Loans - First Lien	L+4.00%	5.70%	5/4/2022	1,943	1,930	1,863	0.9%
McGraw-Hill Global Education Holdings	(13)(14)(15)	Senior Unsecured Debt	N/A	11.00%	4/20/2022	2,000	1,968	1,871	0.9%
McGraw-Hill Global Education Holdings	(13)	Senior Unsecured Debt	N/A	7.88%	5/15/2024	1,340	1,302	1,152	0.5%
							5,200	4,886	2.3%

Trader Interactive	(15)	Senior Secured Loans - First Lien	L+6.50%	8.30%	6/15/2024	8,113	8,070	8,023	3.8%
Trader Interactive (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	6/15/2023	—	(31)	(30)	—%
							8,039	7,993	3.8%
Total Media: Advertising, Printing & Publishing							24,566	24,432	11.6%
Retail
At Home Group	(11)(15)	Senior Secured Loans - First Lien	L+3.50%	5.43%	6/3/2022	318	291	278	0.1%
Belk, Inc.		Senior Secured Loans - First Lien	L+6.75%	8.80%	12/12/2022	1,146	1,083	807	0.4%
Beverages and More, Inc.	(13)	Senior Secured Bonds	N/A	11.50%	6/15/2022	900	758	617	0.3%
Blue Nile, Inc.	(15)	Senior Secured Loans - First Lien	L+6.50%	8.41%	2/17/2023	10,500	10,316	4,568	2.2%
Buddys Newco, LLC	(13)(15)	Senior Secured Loans - First Lien	L+8.00%	10.21%	7/10/2024	3,900	3,827	4,088	1.9%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Pet Holdings ULC	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	4,340	4,306	4,080	1.9%
Pet Holdings ULC (Delayed Draw)	CN(10)(11)(15)	Senior Secured Loans - First Lien	L+5.50%	7.60%	7/5/2022	489	489	460	0.2%
							4,795	4,540	2.1%

Save-a-Lot	(13)	Senior Secured Loans - First Lien	L+6.00%	8.10%	12/5/2023	4,064	2,261	1,488	0.7%
Sears Outlet	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.50%	8.43%	10/23/2023	2,625	2,575	2,644	1.3%
Smart & Final Stores LLC	(15)	Senior Secured Loans - First Lien	L+6.75%	8.55%	6/20/2025	3,980	3,605	3,850	1.8%
Total Retail							29,511	22,880	10.8%
Services: Business
24-7 Intouch	CN(10)(11)	Senior Secured Loans - First Lien	L+4.25%	5.95%	8/25/2025	3,950	3,715	3,851	1.8%

Alexander Mann Solutions (GBP Term Loan)	UK(10)(11)(13)	Senior Secured Loans - First Lien	G+5.00%	5.71%	6/16/2025	£2,060	2,546	2,603	1.2%
Alexander Mann Solutions (USD Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+5.50%	6.80%	6/16/2025	890	850	863	0.4%
Alexander Mann Solutions (Revolver)	UK(9)(10)(11)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/16/2024	—	(45)	(45)	—%
							3,351	3,421	1.6%

Capstone Logistics, LLC		Senior Secured Loans - First Lien	L+4.50%	6.21%	10/7/2021	4,755	4,730	4,687	2.2%
Clarion (Comet Bidco)	UK(10)(11)(13)	Senior Secured Loans - First Lien	L+5.00%	7.12%	9/30/2024	5,881	5,790	5,779	2.7%
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	6.24%	4/3/2025	2,857	2,805	2,810	1.3%
Lifelong Learner Holdings T/L	(15)	Senior Secured Loans - First Lien	L+5.75%	7.49%	10/16/2026	2,866	2,831	2,834	1.4%

Park Place Technologies		Senior Secured Loans - First Lien	L+4.00%	5.80%	3/29/2025	2,672	2,662	2,663	1.3%
Park Place Technologies		Senior Secured Loans - Second Lien	L+8.00%	9.80%	3/29/2026	3,404	3,383	3,378	1.6%
							6,045	6,041	2.9%

PSI Services LLC	(9)(13)(15)(17)	Senior Secured Loans - First Lien	L+5.75%	7.69%	10/4/2025	30	30	(6)	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	N/A	N/A	10/4/2026	—	—	—	—%
PSI Services LLC	(9)(15)	Senior Secured Loans - First Lien	L+5.75%	7.63%	10/4/2026	429	429	422	0.2%
							459	416	0.2%

SLR Consulting	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.00%	5.79%	6/23/2025	1,588	1,551	1,554	0.7%
SLR Consulting (Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	L+4.00%	5.18%	5/23/2025	494	512	508	0.3%
							2,063	2,062	1.0%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Teneo Holdings LLC		Senior Secured Loans - First Lien	L+5.25%	6.99%	7/12/2025	3,990	3,802	3,805	1.8%
YAK Access, LLC		Senior Secured Loans - Second Lien	L+10.00%	11.79%	7/10/2026	5,000	4,688	4,409	2.1%
Total Services: Business							40,279	40,115	19.0%
Technology
Advicent Solutions	(15)	Senior Secured Loans - First Lien	L+8.25%	10.35%	2/28/2022	6,983	6,904	5,795	2.7%
Alfresco Software	(15)	Senior Secured Loans - First Lien	L+8.50%	10.64%	9/9/2024	3,287	3,223	3,229	1.5%

Acquia Inc.	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	8.91%	10/31/2025	1,789	1,754	1,776	0.8%
Acquia Inc.	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	10/31/2025	—	(4)	(26)	—%
							1,750	1,750	0.8%

Allvue Systems (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	9/6/2024	—	(13)	(12)	—%
Allvue Systems (Term Loan)	(15)	Senior Secured Loans - First Lien	L+4.25%	6.36%	9/4/2026	868	866	860	0.4%
							853	848	0.4%

Apptio, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/3/2024	—	(35)	(34)	—%
Apptio, Inc.	(15)	Senior Secured Loans - First Lien	L+7.25%	8.96%	1/10/2025	4,900	4,841	4,855	2.3%
							4,806	4,821	2.3%

Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.03%	6/8/2024	£2,638	3,346	3,450	1.7%
Causeway Technologies	UK(10)(11)(15)	Senior Secured Loans - First Lien	G+6.25%	7.01%	6/8/2024	£338	426	447	0.2%
							3,772	3,897	1.9%

Cologix Holdings		Senior Secured Loans - First Lien	L+3.75%	5.45%	3/20/2024	2,000	1,931	1,990	0.9%
Cvent, Inc.		Senior Secured Loans - First Lien	L+3.75%	5.55%	11/29/2024	1,975	1,952	1,976	0.9%

Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	1,931	1,900	1,916	0.9%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	462	454	458	0.2%
Datix Bidco Limited	(15)	Senior Secured Loans - First Lien	L+4.50%	6.76%	4/28/2025	3,048	3,006	3,025	1.5%
Datix Bidco Limited	(15)	Senior Secured Loans - Second Lien	L+7.75%	9.68%	4/27/2026	4,696	4,631	4,656	2.2%
							9,991	10,055	4.8%

Kerridge Commercial Systems (USD Term Loan)	UK(10)(11)(15)	Senior Secured Loans - First Lien	L+4.25%	6.35%	1/22/2024	634	625	630	0.3%
Kerridge Commercial Systems (GBP Term Loan)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£528	729	695	0.3%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Kerridge Commercial Systems (Euro Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	E+4.75%	4.75%	1/22/2024	€97	118	108	0.1%
Kerridge Commercial Systems (GBP Delayed Draw)	UK(10)(11)(13)(15)	Senior Secured Loans - First Lien	G+4.25%	5.01%	1/22/2024	£325	421	427	0.2%
Kerridge Commercial Systems (Bidco) Limited	(11)(13)(15)	Senior Secured Loans - First Lien	L+6.25%	8.19%	1/22/2024	2,200	2,167	2,184	1.0%
							4,060	4,044	1.9%

Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	6,482	6,379	6,473	3.1%
Lytx, Inc.	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	8/31/2023	1,453	1,422	1,451	0.7%
Lytx, Inc. (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	8/31/2022	—	(25)	(25)	—%
							7,776	7,899	3.8%

Ministry Brands	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	953	948	953	0.5%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	507	505	507	0.2%
Ministry Brands (Delayed Draw)	(15)	Senior Secured Loans - First Lien	L+4.00%	5.86%	12/2/2022	184	184	184	0.1%
							1,637	1,644	0.8%

Onyx CenterSource	(15)	Senior Secured Loans - First Lien	L+6.25%	8.36%	12/20/2021	6,652	6,639	6,640	3.1%
Onyx CenterSource (Revolver)	(9)(13)(15)(17)	Senior Secured Loans - First Lien	N/A	N/A	12/20/2021	—	(16)	(16)	—%
							6,623	6,624	3.1%

Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	6,152	6,114	6,121	2.9%
Planview, Inc.	(15)	Senior Secured Loans - First Lien	L+5.25%	6.95%	1/27/2023	391	391	389	0.2%
Planview, Inc.	(15)	Senior Secured Loans - Second Lien	L+9.75%	11.45%	7/27/2023	4,388	4,330	4,386	2.1%
							10,835	10,896	5.2%

Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	5,428	5,335	5,339	2.5%
Velocity Holdings US	(15)	Senior Secured Loans - First Lien	L+7.00%	8.90%	12/12/2023	1,145	1,115	1,127	0.6%
Velocity Holdings US (Revolver)	(13)(15)	Senior Secured Loans - First Lien	L+7.00%	9.05%	12/12/2022	462	424	428	0.2%
							6,874	6,894	3.3%

Wind River Systems	(15)	Senior Secured Loans - First Lien	L+6.75%	8.45%	6/24/2024	5,534	5,435	5,467	2.6%
Total Technology							78,422	77,829	36.9%
Telecommunications

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	5.20%	7/23/2025	2,231	2,221	2,237	1.0%
Firstlight Fiber		Senior Secured Loans - Second Lien	L+7.50%	9.30%	7/23/2026	2,500	2,476	2,481	1.2%
							4,697	4,718	2.2%
Total Telecommunications							4,697	4,718	2.2%
Transportation: Cargo
Flexi-Van Leasing Corp		Senior Secured Bonds	N/A	10.00%	2/15/2023	4,975	4,778	4,714	2.2%
Total Transportation: Cargo							4,778	4,714	2.2%
Utilities: Electric
BHI Energy	(15)	Senior Secured Loans - Second Lien	L+8.75%	10.95%	2/28/2025	6,000	5,908	5,925	2.8%
Moxie Liberty, LLC		Senior Secured Loans - First Lien	L+6.50%	8.60%	8/21/2020	2,892	2,878	2,583	1.2%
Total Utilities: Electric							8,786	8,508	4.0%
Utilities: Oil & Gas
SeaPort	(15)	Senior Secured Loans - First Lien	L+5.50%	7.21%	10/31/2025	5,940	5,784	5,881	2.8%
Total Utilities: Oil & Gas							5,784	5,881	2.8%
Total Debt Investments							$372,034	$359,089	170.0%

Equity investments - 6.2%
Banking, Finance, Insurance & Real Estate
Four Springs Capital Trust (Preferred Equity)	(11)(13)(14)(15)	Equity and Other	N/A	16.75%		237,576	$4,700	$4,752	2.3%
Total Banking, Finance, Insurance & Real Estate							4,700	4,752	2.3%
Beverage, Food & Tobacco
Chef's Holdings Inc.	(13)(15)(16)	Equity and Other	N/A	N/A		19,540	2,459	2,284	1.1%
Total Beverage, Food & Tobacco							2,459	2,284	1.1%
Energy: Oil & Gas
Maverick Natural Resources, LLC (Common Equity)	(15)(16)	Equity and Other	N/A	N/A		4,625	2,777	2,081	1.0%
SandRidge Energy, Inc. (Common Equity)	(11)(13)(16)	Equity and Other	N/A	N/A		21,224	448	90	—%
Total Energy: Oil & Gas							3,225	2,171	1.0%
Technology
Alfresco Software (Common Equity)	(13)(15)(16)	Equity and Other	N/A	N/A		66,230	166	203	0.1%
Lytx, Inc. (Preferred Equity)	(13)(14)(15)	Equity and Other	N/A	14.75%		2,958	2,957	3,303	1.6%
Lytx, Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		130	—	81	—%
Velocity Holdings US (Class A Units)	(13)(15)(16)	Equity and Other	N/A	N/A		231	231	280	0.1%

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2019 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets

Wolfhound Parent Inc. (Warrants)	(13)(15)(16)	Equity and Other	N/A	N/A		1,975	30	30	—%
Total Technology							3,384	3,897	1.8%
Total Equity Investments							$13,768	$13,104	6.2%

Total Investments - 176.2%							$385,802	$372,193	176.2%

December 31, 2019 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/14/2020	€772	$694	—	$(7)	—%
JPMorgan Chase Bank	1/14/2020	£24,936	$18,878	—	$(80)	—%
					$(87)	—%
_______________________
(1)Security may be an obligation of one or more entities affiliated with the named portfolio company.
(2)All debt and equity investments are income producing unless otherwise noted.
(3)All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.
(4)The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBO rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2019, LIBO rates ranged between 1.76% for 1-month LIBOR to 1.91% for 3-month LIBOR.
(5)For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2019.
(6)Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.
(7)Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.
(8)As of December 31, 2019, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $4.8 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $17.6 million; the net unrealized depreciation was $12.8 million; the aggregate cost of securities for Federal income tax purposes was $384.9 million.

GUGGENHEIM CREDIT INCOME FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
(9)The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2019 (see Note 8. Commitments and Contingencies).
(10)A portfolio company domiciled in a foreign country. The regulatory jurisdiction of security issuance may be a different country than the domicile of the portfolio company.
(11)The investment is not a qualifying asset as defined in Section 55(a) of the 1940 Act. As of December 31, 2019, qualifying assets represented 79% of total assets. Under the 1940 Act we may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.
(12)Investment position or portion thereof unsettled as of December 31, 2019.
(13)The investment position, or a portion thereof, was not pledged as collateral supporting the amounts outstanding under our credit facility as of December 31, 2019. (see Note 7. Borrowings).
(14)The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Addo Foods Group	G+ 8.00%	0.75%	G+7.25%	The Portfolio Company may elect PIK up to 0.75%.
CTI Foods Holdings Co., LLC (First Out)	L+7.00%	3.00%	L+4.00%	The Portfolio Company may elect PIK up to 3.00%.
CTI Foods Holdings Co., LLC (Last Out)	L+9.00%	6.00%	L+3.00%	The Portfolio Company may elect PIK up to 6.00%.
Four Springs Capital Trust	16.75%	16.75%	—%	The Portfolio Company may elect PIK up to 16.75%.
Gladman Developments Ltd.	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Gladman Developments Ltd. (Delayed Draw)	G+9.50%	2.75%	G+6.75%	The Portfolio Company may elect PIK up to 2.75%.
Lytx, Inc.	14.75%	14.75%	—%	The Portfolio Company may elect PIK up to 14.75%.
McGraw-Hill Global Education Holdings	11.00%	11.75%	—%	The Portfolio Company may elect partial PIK up to 50% of the interest of the period or full PIK of 11.75%.
(15)Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).
(16)Non-income producing security.
(17)The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)Investment was on non-accrual status as of December 31, 2019, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2019, debt investments on non-accrual status represented 1.0% and 0.5% of total investments on an amortized cost basis and fair value basis, respectively.

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
As of December 31, 2020, the Master Fund had one wholly-owned subsidiary, Hamilton Finance LLC ("Hamilton"), a special purpose financing subsidiary organized for the purpose of arranging secured debt financing, entering into credit agreements and borrowing money to invest in portfolio companies.
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

Notes to Consolidated Financial Statements

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
The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2020, open U.S. Federal and state income tax years include the tax years ended December 31, 2017 through December 31, 2020. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.
Note 3. Investments
The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$259,881	$251,882	86.2%	$279,872	$268,678	72.2%
Senior secured loans - second lien	33,662	29,682	10.2	56,913	56,651	15.2
Senior secured bonds	6,171	4,831	1.7	12,996	12,223	3.3
Senior unsecured debt	3,329	3,349	1.1	22,253	21,537	5.8
Total senior debt	$303,043	$289,744	99.2%	$372,034	$359,089	96.5%
Equity and other	5,497	2,205	0.8	13,768	13,104	3.5
Total investments	$308,540	$291,949	100.0%	$385,802	$372,193	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2020 and December 31, 2019, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2020			December 31, 2019
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Technology	$67,846	$63,848	21.9%	$81,806	$81,726	22.0%
Services: Business	30,583	29,291	10.0	40,279	40,115	10.8
Beverage, Food & Tobacco	28,271	28,477	9.8	24,104	24,555	6.6
Automotive	26,998	27,044	9.3	24,095	21,938	5.9
Media: Advertising, Printing & Publishing	21,127	20,924	7.2	24,566	24,432	6.6
Chemicals, Plastics & Rubber	18,377	18,395	6.3	20,010	20,072	5.4
Containers, Packaging & Glass	16,488	14,728	5.0	13,259	12,233	3.3
Retail	18,349	14,065	4.8	29,511	22,880	6.1
Construction & Building	13,757	13,729	4.7	14,832	14,818	4.0
Consumer goods: Non-durable	11,959	12,339	4.2	4,548	4,553	1.2
Healthcare & Pharmaceuticals	7,965	7,975	2.7	41,194	41,101	11.0
Banking, Finance, Insurance & Real Estate (1)	6,006	6,215	2.1	11,021	11,191	3.0
Utilities: Electric	5,922	5,880	2.0	8,786	8,508	2.3
Utilities: Oil & Gas	5,729	5,451	1.9	5,784	5,881	1.6
Metals & Mining	5,004	4,834	1.7	—	—	—
Telecommunications	4,678	4,430	1.5	4,697	4,718	1.3
Aerospace & Defense	4,333	4,360	1.5	7,274	6,877	1.8
Energy: Oil & Gas	8,529	3,501	1.2	15,266	11,778	3.2
Hotel, Gaming & Leisure	3,289	3,194	1.1	6,711	6,824	1.8
Capital Equipment	2,000	1,975	0.7	2,000	1,995	0.5
Consumer Goods: Durable	1,233	1,193	0.4	1,281	1,284	0.3
Transportation: Consumer	97	101	—	—	—	—
Transportation: Cargo	—	—	—	4,778	4,714	1.3
Total investments	$308,540	$291,949	100.0%	$385,802	$372,193	100.0%
______________
(1)Portfolio companies included in this classification may include insurance brokers that are not classified as insurance companies.
The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2020 and December 31, 2019.

Geographic Dispersion	December 31, 2020	December 31, 2019
United States of America	84.9%	85.5%
United Kingdom	9.8	9.2
Canada	3.5	2.8
Italy	1.8	1.5
Ireland	—	1.0
Total investments	100.0%	100.0%

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
The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2020 and December 31, 2019:

December 31, 2020
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€1,063	$1,291	$1,299	$(8)
GBP	January 15, 2021	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£19,334	25,682	26,442	(760)
Total					$26,973	$27,741	$(768)

December 31, 2019
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
EUR	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	€694	$772	$779	$(7)
GBP	January 14, 2020	Unrealized depreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£18,878	24,936	25,016	(80)
Total					$25,708	$25,795	$(87)
The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

		For the Years Ended December 31,
	Statement Location	2020	2019	2018
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$(258)	$(873)	$2,316
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(681)	297	(185)
Net realized and unrealized gains (losses) on foreign currency forward contracts		$(939)	$(576)	$2,131

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
The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2020 and December 31, 2019:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2020	JP Morgan Chase Bank, N.A.	$—	$(768)	$520	$(248)
December 31, 2019	JP Morgan Chase Bank, N.A.	$—	$(87)	$(320)	$(407)

Note 5. Fair Value of Financial Instruments
The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2020 and December 31, 2019, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$84,369	$167,513	$251,882
Senior secured loans - second lien	—	10,060	19,622	29,682
Senior secured bonds	—	4,831	—	4,831
Senior unsecured debt	—	1,221	2,128	3,349
Total senior debt	$—	$100,481	$189,263	$289,744
Equity and other	—	—	2,205	2,205
Total investments	$—	$100,481	$191,468	$291,949
Percentage	0.0%	34.4%	65.6%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(768)	$—	$(768)

Notes to Consolidated Financial Statements

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$80,704	$187,974	$268,678
Senior secured loans - second lien	—	14,364	42,287	56,651
Senior secured bonds	—	12,223	—	12,223
Senior unsecured debt	—	4,739	16,798	21,537
Total senior debt	$—	$112,030	$247,059	$359,089
Equity and other	90	—	13,014	13,104
Total investments	$90	$112,030	$260,073	$372,193
Percentage	0.0%	30.1%	69.9%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$(87)	$—	$(87)
Significant Level 3 Unobservable Inputs
The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2020 and December 31, 2019:

December 31, 2020
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$131,980	Yield analysis	Yield	6.99%	4.2% - 13.74%	Decrease
	$1,645	Transacted value	Cost	99.50	99.50	Increase
	$4,537	Transacted value	Bid	52.50	52.50	Increase
	$5,422	Discounted cash flow	Discount Rate	11.63%	6.49% - 17.5%	Decrease
	$230	Discounted cash flow	EBITDA multiple	14.1x	11.2x - 14.9x	Increase
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	7.2x	7.2x	Increase
Senior secured loans - second lien	$16,883	Yield analysis	Yield	9.00%	8.17% - 9.57%	Decrease
Senior unsecured debt	$2,128	Transacted value	Proceeds from refinancing agreement	100.50	100.50	Increase
Equity and other	$30	Transacted value	Cost(5)	15.36	15.36	Increase
	$591	Market comparable	Cash Flow Multiple	2.5x	2.5x	Increase
		Market comparable	Oil production multiple (6)	11301x	11301x	Increase
		Market comparable	Oil reserve multiple (7)	4.5x	4.5x	Increase
	$1,252	Discounted cash flow	Discount Rate	23.00%	23.00%	Decrease
	$332	Discounted cash flow	EBITDA multiple	18x	18x	Increase
		Discounted cash flow	Perpetuity Growth Rate	8.00%	8.00%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.3x	4.7x - 13x	Increase
Total	$165,030

Notes to Consolidated Financial Statements

______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2020, the Master Fund had investments of this nature measured at fair value totaling $26.4 million.
(3)A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.
(4)This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(5)Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.
(6)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).
(7)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

Notes to Consolidated Financial Statements

December 31, 2019
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior secured loans - first lien	$121,594	Yield analysis	Yield	8.44%	4.64% - 12.05%	Decrease
	$5,722	Transacted value	Potential transaction	100.00	100.00	Increase
	$14,656	Yield analysis	Yield	7.88%	6.47% - 8.5%	Decrease
		Transacted value	Potential transaction	101.73	100 - 105.57	Increase
	$5,795	Yield analysis	Yield	20.23%	20.23%	Decrease
		Transacted value	Bid	61.27	61.27	Increase
		Discounted cash flow	Discount Rate	17.50%	17.50%	Decrease
		Discounted cash flow	Perpetuity Growth Rate	(10.00)%	(10.00)%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	5.9x	5.9x	Increase
Senior secured loans - second lien	$16,904	Yield analysis	Yield	9.91%	7.67% - 11.27%	Decrease
	$15,492	Transacted value	Potential transaction	101.00	101.00	Increase
	$4,386	Yield analysis	Yield	11.46%	11.46%	Decrease
		Transacted value	Potential transaction	100.00	100.00	Increase
Senior unsecured debt	$16,798	Yield analysis	Yield	12.44%	11.53% - 14.33%	Decrease
Equity and other	$30	Transacted value	Cost (5)	15.36	15.36	Increase
	$3,303	Transacted value	Potential transaction	1,116.45	1,116.45	Increase
	$4,752	Market comparable	Capitalization Rate	7.00%	7.00%	Increase
	$81	Discounted cash flow	EBITDA multiple	16.7x	16.7x	Increase
	$2,081	Market comparable	Cash Flow Multiple	3.6x	3.6x	Increase
		Market comparable	Oil production multiple (6)	19,650x	19,650x	Increase
		Market comparable	Oil reserve multiple (7)	6.6x	6.6x	Increase
	$2,767	Discounted cash flow	Discount Rate	20.01%	14.08% - 15%	Decrease
		Discounted cash flow	EBITDA multiple	14.5x	13.2x - 15.4x	Increase
		Discounted cash flow	Perpetuity Growth Rate	6.74%	5% - 8%	Increase
		Discounted cash flow	Terminal EBITDA Multiple	8.2x	7.5x - 13x	Increase
Total	$214,361
_______________
(1)For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.
(2)The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2019, the Master Fund had investments of this nature measured at fair value totaling $45.7 million.
(3)A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.
(4)This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(5)Investments may be valued at cost for a period of time after acquisition as the best indicator of fair value.
(6)Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

Notes to Consolidated Financial Statements

(7)Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).
In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.
The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2020 and December 31, 2019:

	For the Year Ended December 31, 2020
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Unsecured Debt	Equity and Other	Total
Balance as of January 1, 2020	$187,974	$42,287	$16,798	$13,014	$260,073
Additions (1)	43,214	2,225	118	688	46,245
Sales and repayments (2)	(54,013)	(23,285)	(15,354)	(9,522)	(102,174)
Net realized gains (3)	533	443	465	1,012	2,453
Net change in unrealized appreciation (depreciation) on investments (4)	(7,924)	(3,482)	79	(2,987)	(14,314)
Net discount accretion	596	(123)	22	—	495
Transfers into Level 3 (5)	34,033	10,230	—	—	44,263
Transfers out of Level 3 (6)	(36,900)	(8,673)	—	—	(45,573)
Fair value balance as of December 31, 2020	$167,513	$19,622	$2,128	$2,205	$191,468
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2020	$(4,309)	$(1,263)	$127	$(2,744)	$(8,189)
___________
(1)Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.
(2)Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
(3)Included in net realized gains on investments on the consolidated statements of operations.
(4)Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.
(5)For the year ended December 31, 2020, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.
(6)For the year ended December 31, 2020, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

Notes to Consolidated Financial Statements

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
______________
(1)Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.
(2)Includes principal payments/paydowns on debt investments and proceeds from sales of investments.
(3)Included in net realized gains (losses) on investments on the consolidated statements of operations.
(4)Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.
(5)For the year ended December 31, 2019, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade.
(6)For the year ended December 31, 2019, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade.
Financial Instruments Disclosed, But Not Carried at Fair Value
The fair value of the credit facility payable, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2020, approximates its carrying value.
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

Notes to Consolidated Financial Statements

Performance-based Incentive Fee: The performance-based incentive fee consists of two parts: (i) an incentive fee on income and (ii) an incentive fee on capital gains.
(i)The incentive fee on income is paid quarterly, if earned; it is computed as the sum of (A) 100% of quarterly pre-incentive fee net investment income in excess of 1.875% of average adjusted capital up to a limit of 2.344% of average adjusted capital, and (B) 20% of pre-incentive fee net investment income in excess of 2.344% of average adjusted capital.
(ii)The incentive fee on capital gains is paid annually, if earned; it is equal to 20% of realized capital gains on a cumulative basis from inception, net of (A) all realized capital losses and unrealized depreciation on a cumulative basis from inception, and (B) the aggregate amount, if any, of previously paid incentive fees on capital gains.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Related Party (1) (2)		For the Years Ended December 31,
	Source Agreement & Description	2020	2019	2018
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$6,247	$6,889	$7,195
Guggenheim	Administrative Services Agreement - expense reimbursement	644	818	645
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	35	271	164
____________________
(1)Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively.
(2)As of December 31, 2020, December 31, 2019 and December 31, 2018, the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the period.
Co-Investment Transactions Exemptive Relief
The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.
Indemnification
The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2020, management believes that the risk of incurring any losses for such indemnifications is remote.
Note 7. Borrowings
Hamilton Credit Facility
On December 17, 2015, Hamilton initially entered into a senior-secured term loan, as amended (the “Hamilton Credit Facility”) with JPMorgan Chase Bank, National Association ("JPM"), as administrative agent, each of the lenders from time to time party thereto, and U.S. Bank National Association, as collateral agent, collateral administrator and securities intermediary. As of December 31, 2020, the Hamilton Credit Facility provided for (i) borrowings in an aggregate principal amount of $151.7 million on a committed basis, (ii) a revolving feature on all amounts above the minimum utilization amount, (iii) an interest rate of 3-month LIBOR +2.50%, (iv) a draw-down term which ends December 29, 2021, (v) a stated maturity date of December 29, 2022, (vi) undrawn fees payable during the draw-down term of 250 basis points on all undrawn amounts below the minimum utilization amount and (vii) unused commitment fees payable during the draw-down term of 100 basis points on all undrawn amounts above the minimum utilization amount. All investments owned by, and all cash on hand with, Hamilton are held as collateral for the Hamilton Credit Facility.
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

Notes to Consolidated Financial Statements

Hamilton's borrowings as of December 31, 2020 and December 31, 2019 were as follows:

	Hamilton Credit Facility - Borrowing Summary
As of	Principal Amount Committed	Principal Amount Outstanding	Carrying Value (1)	Interest Rate (2)	Maturity Date	Maturity Term
December 31, 2020	$151,667	$130,000	$129,243	2.73%	12/29/22	2.0	years
December 31, 2019	$175,000	$172,000	$170,862	4.40%	12/29/22	3.0	years
_________________
(1)Carrying value is equal to outstanding principal amount net of unamortized financing costs.
(2)Interest rate as of the end of the reporting period (3-month LIBOR +2.50% as of December 31, 2020 and December 31, 2019) is subject to quarterly reset. Interest rate is calculated as the weighted average interest rates of all tranches currently outstanding. Interest rate does not include the amortization of upfront fees, undrawn or unused fees and expenses that were incurred in connection with the Hamilton Credit Facility.
The components of the Master Fund's interest expense and other financing costs for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
Stated interest expense	$5,182	$8,023	$7,193
Unused/undrawn fees	186	149	253
Amortization of deferred financing costs	381	380	439
Total interest expense and other financing costs	$5,749	$8,552	$7,885
Average borrowings	$155,907	$160,312	$150,000

Weighted average interest rate (1)	3.39%	5.03%	4.90%
Amortized financing costs	0.24%	0.23%	0.29%
Total borrowing cost	3.63%	5.26%	5.19%
_________________
(1)Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Notes to Consolidated Financial Statements

Note 8. Commitments and Contingencies
The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2020 and December 31, 2019, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2020	December 31, 2019
Aceto Chemical (Revolver)	$640	$800
Acquia Inc. (Revolver)	211	211
Advicent Solutions (Revolver)	339	—
Alexander Mann Solutions (Revolver) (2)	446	446
Allvue Systems (Revolver)	132	132
Apptio, Inc. (Revolver)	326	326
Arcline FM Holdings LLC (Revolver)	291	—
Boats Group (Revolver)	1,000	1,000
GAL Manufacturing (Revolver)	309	260
Galls LLC (Delayed Draw)	—	1,518
Galls LLC (Revolver)	318	113
Gladman Developments Ltd. (Delayed Draw) (2)	706	706
Hersha Hospitality Management (Delayed Draw)	1,594	—
Lytx, Inc. (Delayed Draw)	1,540	368
Mavis Tire Express Services Corp. (Delayed Draw)	—	319
Mavis Tire Express Services Corp. (Revolver)	217	189
Onyx CenterSource (Revolver)	—	329
Polyvision Corp. (Delayed Draw)	325	—
Polyvision Corp. (Revolver)	520	—
PSI Services LLC (Delayed Draw)	239	239
PSI Services LLC (Delayed Draw)	—	168
PSI Services LLC (Revolver)	195	269
Seal For Life Industries US LLC (Revolver)	433	390
Trader Interactive (Revolver)	242	346
Velocity Holdings US (Revolver)	300	—
Wide Orbit (Revolver)	293	—
Total Unfunded Commitments	$10,616	$8,129
______________________
(1)May pertain to commitments to one or more entities affiliated with the named portfolio company.
(2)This commitment is in foreign currency and has been converted to USD using the December 31, 2020 and December 31, 2019 exchange rates, respectively.
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

Notes to Consolidated Financial Statements

Note 9. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$7.78	$8.09	$8.52	$8.47	$8.00
Net investment income (1)	0.50	0.63	0.64	0.50	0.21
Net realized gains (losses) (1)	(0.09)	(0.25)	0.24	0.12	0.05
Net change in unrealized appreciation (depreciation) (2)	(0.14)	(0.09)	(0.47)	0.02	0.45
Net increase resulting from operations	0.27	0.29	0.41	0.64	0.71
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.49)	(0.59)	(0.63)	(0.49)	(0.17)
Distributions from realized gains	—	(0.01)	(0.21)	(0.07)	(0.04)
Distribution in excess of net investment income	—	—	—	(0.03)	(0.03)
Net decrease resulting from distributions	(0.49)	(0.60)	(0.84)	(0.59)	(0.24)
Net asset value, end of year	$7.56	$7.78	$8.09	$8.52	$8.47

INVESTMENT RETURNS
Total investment return (4)	4.12%	3.55%	4.87%	7.80%	9.14%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$198,725	$211,197	$236,232	$248,481	$178,066
Average net assets (5)	$197,248	$229,144	$247,249	$233,765	$101,825
Common Shares outstanding, end of year	26,272,618	27,157,534	29,195,002	29,151,096	21,016,797
Weighted average Common Shares outstanding	27,139,732	28,730,579	29,163,651	27,524,615	12,370,464

Ratios-to-average net assets: (5)
Total expenses before incentive fee waiver and reimbursement of advisor transition costs	7.30%	7.87%	6.55%	7.70%	9.65%
Effect of incentive fee waiver and reimbursement of advisor transition costs	—%	—%	—%	(0.35)%	—%
Total expenses	7.30%	7.87%	6.55%	7.35%	9.65%
Net investment income	6.87%	7.88%	7.51%	5.88%	2.53%

Average outstanding borrowings (5)	$155,907	$160,312	$150,000	$142,615	$67,000
Portfolio turnover rate (5) (6)	19%	20%	49%	43%	51%
Asset coverage ratio (7)	2.53	2.23	2.57	2.66	2.41
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the year presented.
(2)The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the year may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the year because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

Notes to Consolidated Financial Statements

(3)The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire year; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2020, the Master Fund estimated distributions to be composed mostly of ordinary income. The final determination of the tax character of distributions will not be made until we file our tax return.
(4)Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the year, (ii) the sale at the net asset value per Common Share on the last day of the year, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the year. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the year. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(5)The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the year is based on averaging the amount on the first day of the first month of the year and the last day of each month during the period.
(6)Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the year.
(7)Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the year.
Note 10. Distributions
The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2020
January 2, 6, 13, 20	January 22	$0.01100	$0.04400	$1,195
January 27, February 3, 10, 17	February 19	0.01100	0.04400	1,217
February 24, March 2, 9, 14, 23	March 25	0.01000	0.05000	1,383
March 30, April 6, 13, 20	April 22	0.01000	0.04000	1,084
April 27, May 4, 11, 18 ,25, June 1	June 2	0.01000	0.06000	1,625
June 8, 15, 22, 29	July 2	0.01100	0.04400	1,186
July 6, 13, 20, 27, August 3	August 4	0.00950	0.04750	1,285
August 10, 17, 24, 31	September 2	0.01000	0.04000	1,089
September 7, 14, 21, 28	October 1	0.00980	0.03920	1,063
October 5, 12, 19, 26, November 2	November 3	0.00850	0.04250	1,148
November 9, 16, 23, 30	December 2	0.00561	0.02244	606
December 23	December 24	0.01903	0.01903	500
			$0.49267	$13,381

For Calendar Year 2019
January 7, 14, 21, 28	January 30	$0.01346	$0.05384	$1,572
February 4, 11, 18, 25	February 27	0.01346	0.05384	1,572
March 4, 11, 18, 25	March 27	0.01346	0.05384	1,573
April 1, 8, 15, 22, 29	May 1	0.01346	0.06730	1,971
May 6, 13, 20, 27	May 29	0.01346	0.05384	1,576
June 3, 10, 17, 24	June 26	0.01346	0.05384	1,559

Notes to Consolidated Financial Statements

July 1, 8, 15, 22, 29	July 31	0.01346	0.06730	1,926
August 5, 12, 19, 26	August 28	0.00776	0.03104	888
September 2, 9, 16, 23, 30	October 2	0.00776	0.03880	1,110
October 7, 14, 21	October 23	0.00776	0.02328	666
October 28, November 4, 11, 18	November 20	0.01049	0.04196	1,170
November 25, December 2, 9, 16, 23	December 26	0.01200	0.06000	1,663
			$0.59888	$17,246

For Calendar Year 2018
January 25	January 26	$0.05832	$0.05832	$1,700
February 22	February 23	0.05832	0.05832	1,700
March 22	March 23	0.05832	0.05832	1,700
April 19	April 20	0.04803	0.04803	1,400
May 24	May 25	0.06861	0.06861	2,000
June 21	June 22	0.06861	0.06861	2,000
July 26	July 27	0.06861	0.06861	2,000
August 23	August 24	0.06861	0.06861	2,000
September 4, 11, 18, 25	September 26	0.01346	0.05384	1,570
October 2, 9, 16, 23, 30	October 31	0.01346	0.06730	1,962
November 6, 13, 20, 27	November 28	0.01346	0.05384	1,573
December 3, 10, 17, 24	December 26	0.01346	0.05384	1,573
December 28	January 9, 2019	0.10276	0.10276	3,000
December 31	January 30, 2019	0.01346	0.01346	394
			$0.84247	$24,572
For income tax purposes, the Master Fund estimates that its 2020 calendar year distributions are fully covered by taxable income before the paid distributions deduction (see Note 11. Taxable/Distributable Income).
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
For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2020	2019	2018
Paid in capital in excess of par value	$—	$—	$(1)
Undistributed net investment income	(2,650)	(707)	1,062
Accumulated realized gains (losses)	2,650	707	(1,061)
Total	$—	$—	$—

Notes to Consolidated Financial Statements

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2020, December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2020	2019	2018
Net increase in net assets resulting from operations	$7,444	$8,300	$11,960
Net realized losses	2,455	7,108	—
Net change in unrealized depreciation	3,661	2,658	13,742
Unearned performance-based incentive fee on unrealized gains (losses)	—	11	(1,346)
Other book-tax difference	(186)	(589)	48
Total taxable income and gains available for distributions	$13,374	$17,488	$24,404
The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2019 and December 31, 2018 and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2020. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2020	2019	2018
Ordinary income (including short-term capital gains)	$13,381	$16,911	$21,113
Long-term capital gains (1)	—	335	3,459
Total distributions	$13,381	$17,246	$24,572
Distributions as a percentage of taxable income and gains available for distributions (2)	100.0%	98.6%	100.7%
____________________
(1)     The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).
(2)     The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.
As of December 31, 2020 and December 31, 2019, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2020	2019
Undistributed ordinary income, net	$574	$577
Undistributed capital losses	(6,511)	(6,402)
Unrealized loss	(18,675)	(12,834)
Other temporary adjustments	(152)	(167)
Total accumulated (loss), net	$(24,764)	$(18,826)
Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2020, the Company incurred $(6,511) of long-term capital losses.
Note 12. Selected Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 are presented below:

Notes to Consolidated Financial Statements

	As of and for the three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$5,952	$6,696	$7,196	$8,113
Net investment income	2,640	3,306	3,615	3,999
Net realized and unrealized gains (losses)	7,561	6,380	13,732	(33,789)
Net increase (decrease) in net assets resulting from operations	10,201	9,686	17,347	(29,790)
Net assets	198,725	196,382	188,731	176,846
Total investment income per Common Share - basic and diluted	0.22	0.25	0.27	0.29
Net investment income per Common Share - basic and diluted	0.10	0.12	0.13	0.15
Earnings (loss) per Common Share - basic and diluted	0.38	0.36	0.64	(1.08)
Net asset value per Common Share at end of quarter	7.56	7.27	7.04	6.53

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$8,908	$9,162	$9,114	$8,923
Net investment income	4,498	4,567	4,603	4,398
Net realized and unrealized losses	(4,094)	(4,974)	(387)	(311)
Net increase (decrease) in net assets resulting from operations	404	(407)	4,216	4,087
Net assets	211,197	225,699	230,030	236,295
Total investment income per Common Share - basic and diluted	0.32	0.32	0.31	0.31
Net investment income per Common Share - basic and diluted	0.16	0.16	0.16	0.15
Earnings (loss) per Common Share - basic and diluted	0.01	(0.01)	0.14	0.14
Net asset value per Common Share at end of quarter	7.78	7.89	8.04	8.07

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$8,963	$8,678	$8,853	$8,265
Net investment income	6,345	4,343	4,476	3,393
Net realized and unrealized gains (losses)	(9,105)	(592)	(28)	3,128
Net increase (decrease) in net assets resulting from operations	(2,760)	3,751	4,448	6,521
Net assets	236,232	247,131	248,950	249,901
Total investment income per Common Share - basic and diluted	0.31	0.30	0.30	0.28
Net investment income per Common Share - basic and diluted	0.22	0.15	0.15	0.12
Earnings (loss) per Common Share - basic and diluted	(0.09)	0.13	0.15	0.22
Net asset value per Common Share at end of quarter	8.09	8.48	8.54	8.57
Note 13. Subsequent Events
Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.