Form 10-Q
period 2021-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2021-05-13
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 7, 2021 was 16,297,188.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Item Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2020, that was filed on March 17, 2021. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
All references to "Note" or "Notes" throughout this Report refer to the footnotes to the financial statements presented in Part I. Item 1. Financial Statements (Unaudited).
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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $142,127 and 17,389,844 shares purchased at a cost of $144,726, respectively)	$133,862	$131,536
Cash	2,083	1,253
Principal receivable	6	6
Receivable from related parties	170	397
Total assets	136,121	133,192

Liabilities
Due to Dealer Manager	266	1,319
Accounts payable, accrued expenses and other liabilities	97	28
Accrued professional services fees	65	42
Payable to related parties	39	45
Total liabilities	467	1,434
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$135,654	$131,758

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,519,873 Common Shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	$16	$17
Paid-in-capital in excess of par value	144,320	145,301
Accumulated loss, net of distributions	(8,682)	(13,560)
Total net assets	$135,654	$131,758
Net asset value per Common Share	$8.32	$7.98

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Investment Income
Dividends from investment in GCIF	$1,708	$2,677
Total investment income	1,708	2,677

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	38	53
Professional services fees	27	31
Shareholder servicing expenses	74	80
Transfer agent expense	73	82
Other expenses	23	9
Total operating expenses	239	259
Reimbursement of expense support	—	27
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	(294)	(255)
Net expenses (reimbursement)	(55)	31
Net investment income	1,763	2,646

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	(44)	(72)
Net realized loss from investment in GCIF	(44)	(72)
Net change in unrealized appreciation (depreciation) from investment in GCIF	4,925	(22,172)
Net realized and unrealized gains (losses)	4,881	(22,244)
Net increase (decrease) in net assets resulting from operations	$6,644	$(19,598)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.11	$0.16
Earnings (losses) per Common Share - basic and diluted	$0.40	$(1.15)
Weighted average Common Shares outstanding - basic and diluted	16,517,526	16,981,841
Distributions per Common Share	$0.11	$0.16
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2020	16,519,873	$17		$145,301	$(13,560)	$131,758
Operations:
Net investment income	—	—		—	1,763	1,763
Net realized losses from investment in GCIF	—	—		—	(44)	(44)
Net change in unrealized appreciation from investment in GCIF	—	—		—	4,925	4,925
Net increase in net assets resulting from operations	—	—		—	6,644	6,644
Shareholder distributions:
Distributions from earnings	—	—		—	(1,766)	(1,766)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(1,766)	(1,766)
Capital share transactions:
Common Shares issued from reinvestment of distributions	88,466	—	(1)	719	—	719
Common Shares repurchased	(311,151)	(1)		(2,554)	—	(2,555)
Distribution services charge	—	—		854	—	854
Net decrease in net assets resulting from capital share transactions	(222,685)	(1)		(981)	—	(982)
Net increase (decrease) for the period	(222,685)	(1)		(981)	4,878	3,896
Balance at March 31, 2021	16,297,188	$16		$144,320	$(8,682)	$135,654

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	2,646	2,646
Net realized losses from investment in GCIF	—	—		—	(72)	(72)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(22,172)	(22,172)
Net decrease in net assets resulting from operations	—	—		—	(19,598)	(19,598)
Shareholder distributions:
Distributions from earnings	—	—		—	(2,777)	(2,777)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,777)	(2,777)
Capital share transactions:
Common Shares issued from reinvestment of distributions	87,105	—	(1)	721	—	721
Common Shares repurchased	(298,522)	—	(1)	(2,469)	—	(2,469)
Distribution services charge	—	—		19	—	19
Net decrease in net assets resulting from capital share transactions	(211,417)	—		(1,729)	—	(1,729)
Net decrease for the period	(211,417)	—		(1,729)	(22,375)	(24,104)
Balance at March 31, 2020	16,749,663	$17		$147,491	$(31,924)	$115,584
_______________________
(1)Amount is less than $1,000
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$6,644	$(19,598)
Adjustments to reconcile net increase (decrease)in net assets from operations to net cash provided by operating activities:
Sale of investment in GCIF through GCIF's share repurchase program	2,555	2,295
Net realized losses from investment in GCIF	44	72
Net change in unrealized (appreciation) depreciation from investment in GCIF	(4,925)	22,172
(Increase) decrease in operating assets:
Receivable from related parties	227	(120)
Dividends receivable	—	(178)
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(4)	(5)
Accounts payable, accrued expenses and other liabilities	69	1
Accrued professional services fees	23	26
Payable to related parties	(6)	(108)
Net cash provided by operating activities	4,627	4,557

Financing activities
Repurchase of Common Shares	(2,555)	(2,469)
Distributions paid	(1,047)	(988)
Payment of DSS Fees	(195)	(207)
Net cash used in financing activities	(3,797)	(3,664)

Net increase in cash	830	893
Cash, beginning of period	1,253	802
Cash, end of period	$2,083	$1,695
Supplemental information and non-cash financing activities:
Distributions reinvested	$719	$721
Due to Dealer Manager	$(854)	$(19)

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
In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
As of March 31, 2021, the Company owned 66.66% of the Master Fund's outstanding common shares.
Note 2. Significant Accounting Policies
Basis of Presentation
Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Notes to Financial Statements (Unaudited)
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

Notes to Financial Statements (Unaudited)
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
Federal Income Taxes
The Company has elected to be treated for federal income tax purposes, and intends to maintain its qualification, as a RIC under the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” determined without regard to any dividend paid, as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate incurring a material level of federal income taxes.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, open U.S. Federal and state income tax years include the tax years ended September 30, 2017 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements (Unaudited)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2021	17,061,497	17,327,823	17,327,823	$142,127	$133,862	98.7%
December 31, 2020	17,389,844	17,664,337	17,834,565	$144,726	$131,536	99.8%
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
Share Repurchase Program
The Master Fund has implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 30, 2021.
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

Notes to Financial Statements (Unaudited)
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
Beginning in the fourth quarter of 2017 (the second calendar quarter after the close of the Company's Public Offering), the Company commenced quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The quarterly payment of the DSS Fee is computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) $9.12 per Common Share (the average net purchase price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company's distribution reinvestment plan ("DRP Shares")) and (ii) the number of Common Shares outstanding on each day during the recording period, excluding (a) DRP Shares and (b) Shares owned by shareholders that are not recipients of ongoing shareholder services from eligible selected dealers. The Company will cease to pay the DSS Fee at the earlier of: (i) the date at which the second amended and restated dealer manager agreement (the "Dealer Manager Agreement") is terminated; (ii) the date at which the underwriting compensation from all sources, including the DSS Fee, any organization and offering fees paid to the Dealer Manager for underwriting, underwriting compensation and shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company's Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs. The approval of the Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Dealer Manager Agreement is deemed terminated.
During the three months ended March 31, 2021, a reduction of $0.9 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in "Other expenses", for the accretion of the present value discount. As of the Board's approval of the Liquidation Plan, the Company had recognized a liability to the Dealer Manager of $0.3 million representing the current period accrued and unpaid portion of the Distribution and Shareholder Services Component.
Organization and Offering Expense Reimbursement Agreement
Under the terms of the organization and offering expense reimbursement agreement, the Company is not obligated to reimburse Guggenheim for any unreimbursed offering expenses after the close of the Company's Public Offering on April 28, 2017.
Expense Support and Conditional Reimbursement Agreement
The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company. The Board's approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated.
Upon termination of the Expense Support Agreement, Guggenheim is required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of the Expense Support Agreement.

Notes to Financial Statements (Unaudited)
Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company's estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause "other operating expenses" (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company's average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such reimbursement payments into account and (B) the percentage of the Company's average net assets attributable to its Common Shares represented by "other operating expenses" during the fiscal year in which such expense payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense payment to which such reimbursement payment relates. "Other operating expenses" means the Company's total "operating expenses" (as defined below), excluding any investment advisory fee, performance-based incentive fees, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. "Operating expenses" means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.
As of the Board's approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $1.5 million.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2021 and March 31, 2020; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended March 31,
Related Party (1)	Source Agreement & Description	2021	2020
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$38	$53
Guggenheim	Expense Support Agreement - expense support reimbursement	—	27
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	294	255
____________________
(1)Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2021, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the three months ended March 31, 2021 and (b) the period commencing on July 24, 2015 (inception) through March 31, 2021:

	Three Months Ended		Inception through
	March 31, 2021		March 31, 2021
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	88,466	719	2,550,474	22,010
Net proceeds from all issuance of Common Shares	88,466	$719	19,520,882	$176,818
Average net proceeds per Common Share	$8.13		$9.06
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2021:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021	420,901	311,151	$2,555	$8.21	73.9%	1.85%
Total	420,901	311,151	$2,555		73.9%

2020:
March 9, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
September 8, 2020	135,448	135,447	1,036	7.65	100.0%	0.79%
December 8, 2020 (3)	120,546	315,165	2,509	7.96	261.4%	1.86%
Total	852,381	936,613	$7,375		109.9%

2019:
June 5, 2019	439,278	323,596	$2,792	$8.63	73.7%	1.84%
October 11, 2019	439,656	396,895	3,322	8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	1,317,564	1,014,278	$8,556		77.0%
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
(3)The Company filed a tender offer to purchase up to 120,546 Shares on November 2, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.2% of our then outstanding Shares, increasing the offer to 315,165 Shares. The Company repurchased 315,165 Shares which represents approximately 100% of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)
In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2021 and March 31, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2021
January 11	January 13	$0.03557	$0.03557	$587
February 9	February 11	0.03557	0.03557	589
March 8	March 9	0.03557	0.03557	590
			$0.10671	$1,766
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
			$0.16354	$2,777

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.98	$8.24
Net investment income (1)	0.11	0.16
Net realized losses from investment in GCIF (1)	—	(0.01)
Net unrealized appreciation (depreciation) from investment in GCIF (2)	0.29	(1.33)
Net increase (decrease) resulting from operations	0.40	(1.18)
Distributions to common shareholders
Distributions from net investment income (3)	(0.11)	(0.16)
Distributions from earnings (3)	(0.11)	(0.16)
Capital Share Transactions
Distribution services charge (8)	0.05	—
Net increase in net assets resulting from Capital Share transactions	0.05	—
Net asset value, end of period	$8.32	$6.90

INVESTMENT RETURNS
Total investment return-net asset value (5)	5.72%	(14.42)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$135,654	$115,584
Average net assets (6)	$134,712	$134,485
Common Shares outstanding, end of period	16,297,188	16,749,663
Weighted average Common Shares outstanding	16,517,526	16,981,841
Ratios-to-average net assets: (6) (7)
Total expenses	0.18%	0.19%
Effect of expense support reimbursement to (received from) the Advisor	(0.22)%	(0.17)%
Net expenses (reimbursement)	(0.04)%	0.02%
Net investment income	1.31%	1.97%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2021, the Company estimated distributions to be composed of either ordinary income or capital gains. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(5)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to the net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(6)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.
(7)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2021 and March 31, 2020, were 1.43%, and 2.00%, respectively.
(8)The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period.
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
Plan of Liquidation
In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026 respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as RICs under Subchapter M of the Code.
Investment Objectives and Investment Program
Our investment objectives are to provide our shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation.
We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund's investment objectives are the same as our own. Prior to the Board's approval of the Liquidation Plan, the Master Fund's investment strategy was focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring its investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund's flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.
The Master Fund primarily focused on the following range of investment types that may be available within the capital structure of portfolio companies:
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
On July 15, 2015, the staff of the SEC issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:
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

The Master Fund has and continues to assess the impact of COVID-19 on its portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, we are unable to predict the duration of any business disruptions, the extent to which COVID-19 will negatively affect operating results of the Master Fund's portfolio companies or the impact that such disruptions may have on our results of operations and financial condition. We expect the Master Fund's portfolio companies and, by extension, our operating results to continue to be adversely impacted by COVID-19 and depending on the duration and extent of the disruption to the operations of the Master Fund's portfolio companies, we expect that certain portfolio companies will experience financial distress. We also expect that some portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which could impair their business on a permanent basis. The impacts of these events may include, but are not limited to, (i) amendments and waivers being granted to borrowers permitting deferral of loan payments or allowing for payment-in-kind (“PIK”) interest payments, (ii) additional borrower defaults and non-payments on their loans or inability of borrowers to refinance their loans at maturity, or (iii) permanent business closure. Such events, to the extent experienced, could result in a decrease in the value of the Master Fund's investment in any such portfolio company, or interest thereon. In addition, to the extent that the impact to the Master Fund's portfolio companies results in reduced interest payments or permanent impairments on its investments, we could see a decrease in our net investment income and could require us to reduce the future amount of distributions to our shareholders.
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
The decrease in the Master Fund's accumulated unrealized depreciation as of March 31, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.
Results of Operations
Operating results for the three months ended March 31, 2021 and March 31, 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Total investment income	$1,708	$2,677
Net expenses (reimbursement)	(55)	31
Net investment income	1,763	2,646
Net realized loss from redemption of investment in GCIF	(44)	(72)
Net change in unrealized appreciation (depreciation) from investment in GCIF	4,925	(22,172)
Net increase (decrease) in net assets resulting from operations	$6,644	$(19,598)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2021 and March 31, 2020.

Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Administrative services	$4	$4
Related party reimbursements	38	53
Professional services fees	27	31
Shareholder servicing expenses	74	80
Transfer agent expense	73	82
Other expenses	23	9
Total operating expenses	239	259
Reimbursement of expense support	—	27
Less: Expense support from related parties	(294)	(255)
Net expenses (reimbursement)	$(55)	$31
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
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
Net Realized Gains (Losses) from Investment
For the three months ended March 31, 2021, we had net realized loss of less than $0.1 million as a result of our sale of Master Fund Shares. During the three months ended March 31, 2021, there were no distributions received from the Master Fund that were classified as long term gains.
For the three months ended March 31, 2020, we had net realized gains of less than $0.1 million as a result of our sale of Master Fund Shares. During the three months ended March 31, 2020, there were no distributions received from the Master Fund were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended March 31, 2021 and March 31, 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $4.9 million and $(22.2) million, respectively. The decrease in net unrealized depreciation for the three months ended March 31, 2021 was primarily due to the partial recovery of the market from the negative economic impact caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020
For the three months ended March 31, 2021 and March 31, 2020, net cash provided by operating activities was $4.6 million and $4.6 million, respectively. In both periods, the distributions received and the redemption of shares from the Master Fund were the primary provider of cash.

For the three months ended March 31, 2021 and March 31, 2020, net cash used in financing activities was $(3.8) million and $(3.7) million, respectively. In 2021, the repurchase of Common Shares of $(2.6) million and shareholder distributions of $(1.0) million were the primary use of cash. In 2020, the repurchase of Common Shares of $(2.5) million and shareholder distributions of $(1.0) million were the primary use of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2021 to March 31, 2021 and January 1, 2020 to March 31, 2020:

	2021	2020
Balance as of January 1,	$1,319	$1,853
Accretion of discount (1)	5	8
Incremental charge (reduction) to paid-in-capital (2)	(854)	(19)
Shareholder services component	74	80
DSS fee payments	(278)	(300)
Balance as of March 31,	$266	$1,622
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
Reimbursement of Guggenheim for Organization and Offering Expenses
Under the terms of the O&O Agreement, we agreed to reimburse Guggenheim for our organization and offering expenses solely in connection with the capital raise of our Public Offering (See Note 4. Related Party Agreements and Transactions). Since our Public Offering was terminated, Guggenheim is not eligible to receive any further reimbursement of offering expenses after April 28, 2017.
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
Obligation to Pay the Distribution Services Component of Distribution and Shareholder Servicing Fee
The Distribution Services Component of the DSS Fee represents reimbursement to the Dealer Manager for costs incurred by participating broker-dealers and investment representatives for the distribution of our Common Shares. (See Note 2. Significant Accounting Policies - Distribution and Shareholder Servicing Fees regarding the obligation to pay the Distribution Services Component.) The DSS Fee quarterly payments will cease in the event that the Dealer Manager Agreement is terminated by us or the Dealer Manager or in the event of a liquidation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2021, 97.6% of the Master Fund's debt investments (97.1% of total investments), or $253.5 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2021, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 7, 2021, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
Liquidation Risk. The Master Fund and the Feeder Funds are in the process of liquidation and dissolution. They are dependent on the Advisor’s expertise in the private credit market and its ability to liquidate the Master Fund’s portfolio in an orderly fashion to maximize value for shareholders and provide shareholders with liquidity. Although the Advisor is conducting an orderly disposal of the Master Fund’s investments, it is possible that, due to a market or political disruption during the liquidation of the Master Fund and the Feeder Funds, including a potential resurgence of COVID-19, the Master Fund may receive depressed prices for its securities below what the Advisor believes it would receive in the absence of any disruption. The reduction in the Master Fund's and the Feeder Fund’s net assets that result from the liquidation may result in increased expense ratios, as certain fixed expenses would be spread across a smaller asset base, and the Master Fund and the Feeder Funds may bear costs and expenses relating to the liquidation, including increased legal fees and costs of insurance.
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

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year, which may be more difficult to achieve as we liquidate our portfolio. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled (as determined under applicable Code rules) by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our Shares and the total return, if any, earned from an investment in our Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) The Company had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Company’s share repurchase program has been suspended effective March 30, 2021.
The following table provides information concerning our repurchases of Common Shares pursuant to our share repurchase program during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	—	—	—	—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021 (1)	311,151	8.21	311,151	—
Total	311,151		311,151	—
_____________________
(1)The maximum number of Shares available for repurchase on March 8, 2021 was 420,901. A description of our share repurchase program is set forth in Note 5. Common Shares to our unaudited financial statements included herein.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	May 13, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2021 (Filed herewith)