Form 10-Q
period 2021-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2021-08-13
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 10, 2021 was 16,297,188.

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

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $127,561 and 17,389,844 shares purchased at a cost of $144,726, respectively)	$123,124	$131,536
Cash	1,378	1,253
Principal receivable	—	6
Receivable from related parties	—	397
Total assets	124,502	133,192

Liabilities
Due to Dealer Manager	—	1,319
Accounts payable, accrued expenses and other liabilities	33	28
Accrued professional services fees	70	42
Payable to related parties	27	45
Total liabilities	130	1,434
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$124,372	$131,758

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,519,873 Common Shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$16	$17
Paid-in-capital in excess of par value	129,208	145,301
Accumulated loss, net of distributions	(4,852)	(13,560)
Total net assets	$124,372	$131,758
Net asset value per Common Share	$7.63	$7.98

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Dividends from investment in GCIF	$2,154	$2,384	$3,862	$5,061
Total investment income	2,154	2,384	3,862	5,061

Operating Expenses (1)
Administrative services	3	3	7	7
Related party reimbursements	28	48	66	101
Professional services fees	28	33	55	64
Shareholder servicing expenses	—	78	74	158
Transfer agent expense	80	71	153	153
Other expenses	13	32	36	41
Total operating expenses	152	265	391	524
Reimbursement of expense support	—	—	—	27
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(216)	(294)	(471)
Net expenses	152	49	97	80
Net investment income	2,002	2,335	3,765	4,981

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	—	(171)	(44)	(243)
Net realized losses from investment in GCIF	—	(171)	(44)	(243)
Net change in unrealized appreciation (depreciation) from investment in GCIF	3,828	9,205	8,753	(12,967)
Net realized and unrealized gains (losses)	3,828	9,034	8,709	(13,210)
Net increase (decrease) in net assets resulting from operations	$5,830	$11,369	$12,474	$(8,229)

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.12	$0.14	$0.23	$0.29
Earnings (losses) per Common Share - basic and diluted	$0.36	$0.68	$0.76	$(0.49)
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,840,422	16,406,748	16,911,131
Distributions per Common Share	$1.05	$0.14	$1.16	$0.30
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2020	16,519,873	$17		$145,301	$(13,560)	$131,758
Operations:
Net investment income	—	—		—	1,763	1,763
Net realized losses from investment in GCIF	—	—		—	(44)	(44)
Net change in unrealized appreciation from investment in GCIF	—	—		—	4,925	4,925
Net increase in net assets resulting from operations	—	—		—	6,644	6,644
Shareholder distributions:
Distributions from earnings	—	—		—	(1,766)	(1,766)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(1,766)	(1,766)
Capital share transactions:
Common Shares issued from reinvestment of distributions	88,466	—	(1)	719	—	719
Common Shares repurchased	(311,151)	(1)		(2,554)	—	(2,555)
Distribution services charge	—	—		854	—	854
Net decrease in net assets resulting from capital share transactions	(222,685)	(1)		(981)	—	(982)
Net increase (decrease) for the period	(222,685)	(1)		(981)	4,878	3,896
Balance at March 31, 2021	16,297,188	$16		$144,320	$(8,682)	$135,654
Operations:
Net investment income	—	—		—	2,002	2,002
Net change in unrealized appreciation from investment in GCIF	—	—		—	3,828	3,828
Net increase in net assets resulting from operations	—	—		—	5,830	5,830
Shareholder distributions:
Distributions from earnings	—	—		—	(2,000)	(2,000)
Distributions representing a return of capital	—	—		(15,112)	—	(15,112)
Net decrease in net assets resulting from shareholder distributions	—	—		(15,112)	(2,000)	(17,112)
Net increase (decrease) for the period	—	—		(15,112)	3,830	(11,282)
Balance at June 30, 2021	16,297,188	$16		$129,208	$(4,852)	$124,372

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2019	16,961,080	$17		$149,220	$(9,549)	$139,688
Operations:
Net investment income	—	—		—	2,646	2,646
Net realized losses from investment in GCIF	—	—		—	(72)	(72)
Net change in unrealized depreciation from investment in GCIF	—	—		—	(22,172)	(22,172)
Net decrease in net assets resulting from operations	—	—		—	(19,598)	(19,598)
Shareholder distributions:
Distributions from earnings	—	—		—	(2,777)	(2,777)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,777)	(2,777)
Capital share transactions:
Common Shares issued from reinvestment of distributions	87,105	—	(1)	721	—	721
Common Shares repurchased	(298,522)	—	(1)	(2,469)	—	(2,469)
Distribution services charge	—	—		19	—	19
Net decrease in net assets resulting from capital share transactions	(211,417)	—		(1,729)	—	(1,729)
Net decrease for the period	(211,417)	—		(1,729)	(22,375)	(24,104)
Balance at March 31, 2020	16,749,663	$17		$147,491	$(31,924)	$115,584
Operations:
Net investment income	—	—		—	2,335	2,335
Net realized losses from investment in GCIF	—	—		—	(171)	(171)
Net change in unrealized appreciation from investment in GCIF	—	—		—	9,205	9,205
Net increase in net assets resulting from operations	—	—		—	11,369	11,369
Shareholder distributions:
Distributions from earnings	—	—		—	(2,341)	(2,341)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(2,341)	(2,341)
Capital share transactions:
Common Shares issued from reinvestment of distributions	166,265	—	(1)	1,181	—	1,181
Common Shares repurchased	(187,479)	—	(1)	(1,361)	—	(1,361)
Distribution services charge	—	—		(11)	—	(11)
Net decrease in net assets resulting from capital share transactions	(21,214)	—		(191)	—	(191)
Net increase (decrease) for the period	(21,214)	—		(191)	9,028	8,837
Balance at June 30, 2020	16,728,449	$17		$147,300	$(22,896)	$124,421
_______________________
(1)Amount is less than $1,000
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net increase (decrease) in net assets resulting from operations	$12,474	$(8,229)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Sale of investment in GCIF through GCIF's share repurchase program	17,121	3,457
Net realized gains from investment in GCIF	44	243
Net change in unrealized appreciation (depreciation) from investment in GCIF	(8,753)	12,967
(Increase) decrease in operating assets:
Principal receivable	6	—
Receivable from related parties	397	(44)
Dividends receivable	—	(781)
Increase (decrease) in operating liabilities:
Due to Dealer Manager	(83)	(7)
Accounts payable, accrued expenses and other liabilities	5	22
Accrued professional services fees	28	13
Payable to related parties	(18)	(108)
Net cash provided by operating activities	21,221	7,533

Financing activities
Issuance of Common Shares	—	—
Repurchase of Common Shares	(2,555)	(3,830)
Distributions paid	(18,159)	(2,676)
Payment of DSS Fees	(382)	(406)
Net cash used in financing activities	(21,096)	(6,912)

Net increase in cash	125	621
Cash, beginning of period	1,253	802
Cash, end of period	$1,378	$1,423
Supplemental information and non-cash financing activities:
Distributions reinvested	$719	$1,902
Due to Dealer Manager	$(854)	$(8)

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
In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity on or before December 31, 2022 and December 31, 2026, respectively, on March 30, 2021, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each Company (each, a “Liquidation Plan"). In accordance with the Liquidation Plans, the Master Fund will begin to effect a liquidation of its portfolio, with the intention of liquidating substantially all of its assets through liquidating distributions on or before December 31, 2022. The Feeder Funds intend to, in turn, make quarterly liquidating distributions to their shareholders with the proceeds received from the Master Fund, and will seek to distribute substantially all of their assets on or before December 31, 2022. It is intended that these distributions will be substantially composed of return of capital and will decrease the net asset value of the Master Fund and the Feeder Funds.
In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
As of June 30, 2021, the Company owned 66.66% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, open U.S. Federal and state income tax years include the tax years ended September 30, 2018 through September 30, 2020. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements (Unaudited)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2021	17,061,497	17,061,497	17,193,924	$127,561	$123,124	99.0%
December 31, 2020	17,389,844	17,664,337	17,834,565	$144,726	$131,536	99.8%
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
During the six months ended June 30, 2021, a reduction of $0.9 million of DSS Fees was booked to “Paid-in-capital in excess of par value”, $0.1 million was charged to "Shareholder servicing component expenses" and less than $0.1 million was charged to interest expense, included in "Other expenses", for the accretion of the present value discount.
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2021 and June 30, 2020; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party (1)	Source Agreement & Description	2021	2020	2021	2020
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$28	$48	$66	$101
Guggenheim	Expense Support Agreement - expense support reimbursement	—	—	—	27
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	—	216	294	471
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

Notes to Financial Statements (Unaudited)
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2021, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2021 and (b) the period commencing on July 24, 2015 (inception) through June 30, 2021:

	Six Months Ended		Inception through
	June 30, 2021		June 30, 2021
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	88,466	719	2,550,474	22,010
Net proceeds from all issuance of Common Shares	88,466	$719	19,520,882	$176,818
Average net proceeds per Common Share	$8.13		$9.06
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2021:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021	420,901	311,151	$2,555	$8.21	73.9%	1.85%
Total	420,901	311,151	$2,555		73.9%

2020:
March 9, 2020	436,352	298,522	$2,469	$8.27	68.4%	1.71%
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
September 8, 2020	135,448	135,447	1,036	7.65	100.0%	0.79%
December 8, 2020 (3)	120,546	315,165	2,509	7.96	261.4%	1.86%
Total	852,381	936,613	$7,375		109.9%

2019:
October 11, 2019	439,656	396,895	$3,322	$8.37	90.3%	2.26%
December 6, 2019	438,630	293,787	2,442	8.31	67.0%	1.67%
Total	878,286	690,682	$5,764		78.6%
________________

Notes to Financial Statements (Unaudited)
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
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2021 and June 30, 2020:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2021
January 11	January 13	$0.03557	$0.03557	$587
February 9	February 11	0.03557	0.03557	589
March 8	March 9	0.03557	0.03557	590
June 3	June 7	1.05000	1.05000	17,112
			$1.15671	$18,878
For Fiscal Year 2020
January 6, 13, 20, 27	January 29	$0.01258	$0.05032	$853
February 3, 10, 17, 24	February 26	0.01258	0.05032	856
March 2, 9, 16, 23, 30	April 1	0.01258	0.06290	1,068
April 6, 13, 20, 27	April 29	0.01069	0.04276	719
May 4, 11, 18, 25, June 1, 8	June 9	0.01069	0.06414	1,081
June 15, 22, 29	July 9	0.01069	0.03207	541
			$0.30251	$5,118

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended June 30,
	2021	2020
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$7.98	$8.24
Net investment income (1)	0.23	0.29
Net realized losses from investment in GCIF (1)	—	(0.01)
Net unrealized appreciation (depreciation) from investment in GCIF (2)	0.53	(0.78)
Net increase (decrease) resulting from operations	0.76	(0.50)
Distributions to common shareholders
Distributions from net investment income (3)	(0.23)	(0.29)
Distributions in excess of net investment income (3)	—	(0.01)
Return of capital(3)	(0.93)	—
Distributions from earnings (3)	(1.16)	(0.30)
Capital Share Transactions
Distribution services charge (8)	0.05	—
Net increase in net assets resulting from Capital Share transactions	0.05	—
Net asset value, end of period	$7.63	$7.44

INVESTMENT RETURNS
Total investment return-net asset value (5)	10.27%	(5.99)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$124,372	$124,421
Average net assets (6)	$134,203	$129,093
Common Shares outstanding, end of period	16,297,188	16,728,449
Weighted average Common Shares outstanding	16,406,748	16,911,131
Ratios-to-average net assets: (6) (7)
Total expenses	0.29%	0.40%
Effect of expense support received from the Advisor	(0.22)%	(0.34)%
Net expenses	0.07%	0.06%
Net investment income	2.81%	3.86%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2021, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(7)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2021 and June 30, 2020, were 2.74%, and 3.91%, respectively.
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
The decrease in the Master Fund's accumulated unrealized depreciation as of June 30, 2021 as compared to accumulated unrealized depreciation as of December 31, 2020 is the result of partial recovery of the economy from the negative economic impact caused by COVID-19 pandemic.
Results of Operations
Operating results for the three and six months ended June 30, 2021 and June 30, 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$2,154	$2,384	$3,862	$5,061
Net expenses	152	49	97	80
Net investment income	2,002	2,335	3,765	4,981
Net realized losses from redemption of investment in GCIF	—	(171)	(44)	(243)
Net change in unrealized appreciation (depreciation) from investment in GCIF	3,828	9,205	8,753	(12,967)
Net increase (decrease) in net assets resulting from operations	$5,830	$11,369	$12,474	$(8,229)
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2021 and June 30, 2020.

Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Administrative services	$3	$3	$7	$7
Related party reimbursements	28	48	66	101
Professional services fees	28	33	55	64
Shareholder servicing expenses	—	78	74	158
Transfer agent expense	80	71	153	153
Other expenses	13	32	36	41
Total operating expenses	152	265	391	524
Reimbursement of expense support	—	—	—	27
Less: Expense support from related parties	—	(216)	(294)	(471)
Net expenses	$152	$49	$97	$80
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
Net Realized Gains (Losses) from Investment
For the three and six months ended June 30, 2021, we had net realized losses of $0.0 million and less than $(0.1) million, respectively, as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2021, there were no distributions received from the Master Fund that were classified as long term gains.
For both the three and six months ended June 30, 2020, we had net realized losses of less than $(0.2) million as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2020, there were no distributions received from the Master Fund were classified as long term gains distributions.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $3.8 million and $8.8 million, respectively. For the three and six months ended June 30 2020, the total net change in unrealized appreciation (depreciation) on our investment in the Master Fund was $9.2 million and $(13.0) million, respectively. The decrease in net unrealized depreciation for the three and six months ended June 30, 2021 was primarily due to the partial recovery of the market from the negative economic impact caused by COVID-19 to the Master Fund's portfolio companies.
Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020
For the six months ended June 30, 2021 and June 30, 2020, net cash provided by operating activities was $21.2 million and $7.5 million, respectively. In both periods, redemption of shares and distributions from the Maser Fund were the primary provider of cash.

For the six months ended June 30, 2021 and June 30, 2020, net cash used in financing activities was $(21.1) million and $(6.9) million, respectively. In 2021, the repurchase of Common Shares of $(2.6) million and shareholder distributions of $(18.2) were the primary use of cash. In 2020, the repurchase of Common Shares of $(3.8) million and shareholder distributions of $(2.7) million were the primary use of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2021 to June 30, 2021 and January 1, 2020 to June 30, 2020:

	2021	2020
Balance as of January 1,	$1,319	$1,319
Accretion of discount (1)	5	15
Incremental charge (reduction) to paid-in-capital (2)	(854)	(8)
Shareholder services component	74	158
DSS fee payments	(544)	(586)
Balance as of June 30,	$—	$898
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2021, 98.0% of the Master Fund's debt investments (97.1% of total investments), or $199.7 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2021, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	—
+100 bps	—
+150 bps	0.03
+200 bps	0.05
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2021 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 10, 2021, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended June 30, 2021, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020.
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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	August 12, 2021	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Cielo M. Ordonez
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2021 (Filed herewith)