Form 10-Q
period 2022-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2022-05-16
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of May 16, 2022 was 16,297,188.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2021, that was filed on March 17, 2022. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $97,367 and 17,061,497 shares purchased at a cost of $109,218, respectively)	$93,199	$104,845
Cash	1,023	2,207
Total assets	94,222	107,052

Liabilities
Accounts payable, accrued expenses and other liabilities	45	61
Accrued professional services fees	94	76
Payable to related parties	28	29
Total liabilities	167	166
Net Assets	$94,055	$106,886

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$16	$16
Paid-in-capital in excess of par value	101,494	114,301
Accumulated loss, net of distributions	(7,455)	(7,431)
Total net assets	$94,055	$106,886
Net asset value per Common Share	$5.77	$6.56

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Investment Income
Dividends from investment in GCIF	$1,457	$1,708
Total investment income	1,457	1,708

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	28	38
Professional services fees	31	27
Shareholder servicing expenses	—	74
Transfer agent expense	78	73
Other expenses	10	23
Total operating expenses	151	239
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	(294)
Net expenses (reimbursement)	151	(55)
Net investment income	1,306	1,763

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	—	(44)
Net realized loss from investment in GCIF	—	(44)
Net change in unrealized appreciation from investment in GCIF	205	4,925
Net realized and unrealized gains	205	4,881
Net increase in net assets resulting from operations	$1,511	$6,644

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.08	$0.11
Earnings per Common Share outstanding - basic and diluted	$0.09	$0.40
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,517,526
Distributions per Common Share outstanding	$0.88	$0.11
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	16,297,188	$16	$114,301	$(7,431)	$106,886
Operations:
Net investment income	—	—	—	1,306	1,306
Net change in unrealized appreciation from investment in GCIF	—	—	—	205	205
Net increase in net assets resulting from operations	—	—	—	1,511	1,511
Shareholder distributions:
Distributions from earnings	—	—	—	(1,535)	(1,535)
Distributions representing a return of capital	—	—	(12,807)	—	(12,807)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,807)	(1,535)	(14,342)
Net increase (decrease) for the period	—	—	(12,807)	(24)	(12,831)
Balance at March 31, 2022	16,297,188	$16	$101,494	$(7,455)	$94,055

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2020	16,519,873	$17		$145,301	$(13,560)	$131,758
Operations:
Net investment income	—	—		—	1,763	1,763
Net realized losses from investment in GCIF	—	—		—	(44)	(44)
Net change in unrealized appreciation from investment in GCIF	—	—		—	4,925	4,925
Net increase in net assets resulting from operations	—	—		—	6,644	6,644
Shareholder distributions:
Distributions from earnings	—	—		—	(1,766)	(1,766)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(1,766)	(1,766)
Capital share transactions:
Common Shares issued from reinvestment of distributions	88,466	—	(1)	719	—	719
Common Shares repurchased	(311,151)	(1)		(2,554)	—	(2,555)
Distribution services charge	—	—		854	—	854
Net decrease in net assets resulting from capital share transactions	(222,685)	(1)		(981)	—	(982)
Net increase (decrease) for the period	(222,685)	(1)		(981)	4,878	3,896
Balance at March 31, 2021	16,297,188	$16		$144,320	$(8,682)	$135,654
_______________________
(1)Amount is less than $1,000
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$1,511	$6,644
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Sale of Investment in GCIF through GCIF's share repurchase program	—	2,555
Proceeds from liquidation distribution	11,851	—
Net realized loss from investment in GCIF	—	44
Net change in unrealized appreciation from investment in GCIF	(205)	(4,925)
(Increase) decrease in operating assets:
Receivable from related parties	—	227
Increase (decrease) in operating liabilities:
Due to Dealer Manager	—	(4)
Accounts payable, accrued expenses and other liabilities	(16)	69
Accrued professional services fees	18	23
Payable to related parties	(1)	(6)
Net cash provided by operating activities	13,158	4,627

Financing activities
Repurchase of Common Shares	—	(2,555)
Distributions paid	(14,342)	(1,047)
Payment of DSS Fees	—	(195)
Net cash (provided by) used in financing activities	(14,342)	(3,797)

Net increase (decrease) in cash	(1,184)	830
Cash, beginning of period	2,207	1,253
Cash, end of period	$1,023	$2,083
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$719
Due to Dealer Manager	$—	$(854)

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data, percentages and as otherwise indicated;
for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization
Guggenheim Credit Income Fund 2016 T (the "Company") was formed as a Delaware statutory trust on September 5, 2014. The Company's investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the "Master Fund" or "GCIF"). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a "BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").
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
As of March 31, 2022, the Company owned 66.7% of the Master Fund's outstanding common shares.
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
Transactions with the Master Fund
Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are generally recognized as dividend income or return of capital in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification between dividend income and return of capital. The Company's transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company's share repurchase transactions with the Master Fund are calculated on the specific share identification basis.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, open U.S. Federal and state income tax years include the tax years ended September 30, 2018 through September 30, 2021. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements (Unaudited)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
March 31, 2022	17,061,497	17,061,497	17,061,497	$97,367	$93,199	99.1%
December 31, 2021	17,061,497	17,061,497	17,127,166	$109,218	$104,845	98.1%
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
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2022 and March 31, 2021; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		Three Months Ended March 31,
Related Party (1)	Source Agreement & Description	2022	2021
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$28	$38
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	—	294
____________________
(1)Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2022, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements (Unaudited)
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the three months ended March 31, 2022 and (b) the period commencing on July 24, 2015 (inception) through March 31, 2022:

	Three Months Ended		Inception through
	March 31, 2022		March 31, 2022
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	—	—	2,550,474	22,010
Net proceeds from all issuance of Common Shares	—	$—	19,520,882	$176,818
Average net proceeds per Common Share	$—		$9.06
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2022:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021	420,901	311,151	$2,555	$8.21	73.9%	1.85%
Total	420,901	311,151	$2,555		73.9%

2020:
June 8, 2020 (2)	160,035	187,479	1,361	7.26	117.1%	1.08%
September 8, 2020	135,448	135,447	1,036	7.65	100.0%	0.79%
December 8, 2020 (3)	120,546	315,165	2,509	7.96	261.4%	1.86%
Total	416,029	638,091	$4,906		153.4%
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

Notes to Financial Statements (Unaudited)
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2022 and March 31, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$0.88000	$0.88000	$14,342
			$0.88000	$14,342
For Fiscal Year 2021
January 11	January 13	$0.03557	$0.03557	$587
February 9	February 11	0.03557	0.03557	589
March 8	March 9	0.03557	0.03557	590
			$0.10671	$1,766
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$6.56	$7.98
Net investment income (1)	0.08	0.11
Net unrealized appreciation from investment in GCIF (2)	0.01	0.29
Net increase resulting from operations	0.09	0.40
Distributions to common shareholders
Distributions from net investment income (3)	(0.09)	(0.11)
Return of capital (3)	(0.79)	—
Distributions from earnings (3)	(0.88)	(0.11)
Capital Share Transactions
Distribution services charge (7)	—	0.05
Net increase in net assets resulting from Capital Share transactions	—	0.05
Net asset value, end of period	$5.77	$8.32

INVESTMENT RETURNS
Total investment return-net asset value (4)	1.46%	5.72%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$94,055	$135,654
Average net assets (5)	$100,669	$134,712
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,517,526
Ratios-to-average net assets: (5) (6)
Total expenses	0.15%	0.18%
Effect of expense support reimbursement to (received from) the Advisor	—%	(0.22)%
Net expenses (reimbursement)	0.15%	(0.04)%
Net investment income	1.30%	1.31%
_____________________
(1)The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

Notes to Financial Statements (Unaudited)
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2022, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.
(4)Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(5)The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2022 and March 31, 2021, were 0.74%, and 1.43%, respectively.
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
On May 11, 2022 the Board of Trustees approved the Feeder Fund’s liquidating distribution of $0.82 per share of common shares. The distribution will be recorded on May 23, 2022 and paid in cash to the investors on May 25, 2022.

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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	29	—	—
YTD Portfolio sales and repayments	$17,302	$—	$—
YTD Liquidating Distributions Paid	$(19,964)	$(14,342)	$(3,941)
YTD Percentage of December 31, 2021 NAV Distributed	12.69%	13.41%	12.24%
Net Assets at beginning of Year	$157,280	$106,886	$32,183
Net Assets at end of Period	$139,809	$94,055	$28,639
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
Results of Operations
Operating results for the three months ended March 31, 2022 and March 31, 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Total investment income	$1,457	$1,708
Net expenses (reimbursement)	151	(55)
Net investment income	1,306	1,763
Net realized losses from redemption of investment in GCIF	—	(44)
Net change in unrealized appreciation from investment in GCIF	205	4,925
Net increase in net assets resulting from operations	$1,511	$6,644
Investment Income
Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2022 and March 31, 2021.

Operating Expenses
Operating expenses consisted of the following major components for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Administrative services	$4	$4
Related party reimbursements	28	38
Professional services fees	31	27
Shareholder servicing expenses	—	74
Transfer agent expense	78	73
Other expenses	10	23
Total operating expenses	151	239
Less: Expense support from related parties	—	(294)
Net expenses (reimbursement)	$151	$(55)
Related party reimbursements are comprised of the Company's allocable share of administrative costs and expenses incurred by Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company's share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company's Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.
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
Net Realized Gains (Losses) from Investment
For the three months ended March 31, 2022, we did not incur a realized gain. During the three months ended March 31, 2022, there were no distributions received from the Master Fund that were classified as long term gains.
For the three months ended March 31, 2021, we had net realized loss of less than $(0.1) million as a result of our sale of Master Fund Shares. During the three months ended March 31, 2021, there were no distributions received from the Master Fund that were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three months ended March 31, 2022 and March 31, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $0.2 million and $4.9 million, respectively. The decrease in net unrealized appreciation was primarily due to the decrease in the Master Fund's total assets.
Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021
For the three months ended March 31, 2022 and March 31, 2021, net cash provided by operating activities was $13.2 million and $4.6 million, respectively. During the three months ended March 31, 2022, distributions from the Maser Fund were the primary provider of cash. During the three months ended March 31, 2021, the distributions received and the redemption of shares from the Master Fund were the primary provider of cash.
For the three months ended March 31, 2022 and March 31, 2021, net cash used in financing activities was $(14.3) million and $(3.8) million, respectively. In 2022, shareholder distributions of $(14.3) million was the primary use of cash. In 2021, the repurchase of Common Shares of $(2.6) million and shareholder distributions of $(1.0) million were the primary use of cash.

Financial Condition, Liquidity and Capital Resources
Our primary sources of cash include (i) our shareholders' reinvestment of their distributions, (ii) distributions, including capital gains, if any, received from our ownership of the Master Fund's common shares, (iii) expense support payments pursuant to the Expense Support Agreement and (iv) the sale of our owned Master Fund shares in conjunction with its share repurchase program. Our primary uses of cash include (i) investment in the Master Fund's common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders, (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.
We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund's common shares.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2022 to March 31, 2022 and January 1, 2021 to March 31, 2021:

	2022	2021
Balance as of January 1,	$—	$1,319
Accretion of discount (1)	—	5
Incremental charge (reduction) to paid-in-capital (2)	—	(854)
Shareholder services component	—	74
DSS fee payments	—	(278)
Balance as of March 31,	$—	$266
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2022, 98.1% of the Master Fund's debt investments (95.9% of total investments), or $104.4 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of March 31, 2022, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Net Increase (Decrease) per Share
+50 bps	0.02
+100 bps	0.04
+150 bps	0.06
+200 bps	0.09
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of May 16, 2022, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies may be impacted by inflation. If such portfolio companies are unable pass any increases in their costs along to their customers, it could adversely affect their results and their ability to impacting their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
The Company is currently operating in a period of capital markets disruption, significant volatility and economic uncertainty.
The global capital markets are experiencing a period of disruption and instability resulting in increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities, lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market. Highly disruptive market conditions have resulted in increasing volatility and illiquidity in the global credit, debt and equity markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets is resulting in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or portfolio companies. During periods of market disruption, portfolio companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.
Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

A prolonged period of market illiquidity may cause the Company to reduce the volume of loans and debt securities originated and/or fund and adversely affect the value of the Company’s portfolio investments, which could have a material and adverse effect on the Company’s business, financial condition, results of operations and cash flows.
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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	May 16, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ Michael Guss
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2022 (Filed herewith)