Form 10-Q
period 2022-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2022-08-12
CIK 1618694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant's common shares outstanding as of August 12, 2022 was 16,297,188.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $84,921 and 17,061,497 shares purchased at a cost of $109,218, respectively)	$78,615	$104,845
Cash	794	2,207
Total assets	79,409	107,052

Liabilities
Accounts payable, accrued expenses and other liabilities	42	61
Accrued professional services fees	77	76
Payable to related parties	31	29
Total liabilities	150	166
Net Assets	$79,259	$106,886

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$16	$16
Paid-in-capital in excess of par value	89,336	114,301
Accumulated loss, net of distributions	(10,093)	(7,431)
Total net assets	$79,259	$106,886
Net asset value per Common Share	$4.86	$6.56

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment Income
Dividends from investment in GCIF	$863	$2,154	$2,320	$3,862
Total investment income	863	2,154	2,320	3,862

Operating Expenses (1)
Administrative services	3	3	7	7
Related party reimbursements	33	28	61	66
Professional services fees	32	28	63	55
Shareholder servicing expenses	—	—	—	74
Transfer agent expense	79	80	157	153
Other expenses	10	13	20	36
Total operating expenses	157	152	308	391
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	—	—	(294)
Net expenses	157	152	308	97
Net investment income	706	2,002	2,012	3,765

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	—	—	—	(44)
Net realized loss from investment in GCIF	—	—	—	(44)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(2,138)	3,828	(1,933)	8,753
Net realized and unrealized gains (losses)	(2,138)	3,828	(1,933)	8,709
Net increase (decrease) in net assets resulting from operations	$(1,432)	$5,830	$79	$12,474

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.04	$0.12	$0.12	$0.23
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.09)	$0.36	$—	$0.76
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188	16,297,188	16,406,748
Distributions per Common Share outstanding	$0.82	$1.05	$1.70	$1.16
______________
(1)Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount			Total
Balance at December 31, 2021	16,297,188	$16	$114,301	$(7,431)	$106,886
Operations:
Net investment income	—	—	—	1,306	1,306
Net change in unrealized appreciation from investment in GCIF	—	—	—	205	205
Net increase in net assets resulting from operations	—	—	—	1,511	1,511
Shareholder distributions:
Distributions from earnings	—	—	—	(1,535)	(1,535)
Distributions representing a return of capital	—	—	(12,807)	—	(12,807)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,807)	(1,535)	(14,342)
Net decrease for the period	—	—	(12,807)	(24)	(12,831)
Balance at March 31, 2022	16,297,188	$16	$101,494	$(7,455)	$94,055
Operations:
Net investment income	—	—	—	706	706
Net change in unrealized depreciation from investment in GCIF	—	—	—	(2,138)	(2,138)
Net decrease in net assets resulting from operations	—	—	—	(1,432)	(1,432)
Shareholder distributions:
Distributions from earnings	—	—	—	(1,206)	(1,206)
Distributions representing a return of capital	—	—	(12,158)	—	(12,158)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,158)	(1,206)	(13,364)
Net decrease for the period	—	—	(12,158)	(2,638)	(14,796)
Balance at June 30, 2022	16,297,188	$16	$89,336	$(10,093)	$79,259

	Common Shares			Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions
	Shares	Amount				Total
Balance at December 31, 2020	16,519,873	$17		$145,301	$(13,560)	$131,758
Operations:
Net investment income	—	—		—	1,763	1,763
Net realized losses from investment in GCIF	—	—		—	(44)	(44)
Net change in unrealized appreciation from investment in GCIF	—	—		—	4,925	4,925
Net increase in net assets resulting from operations	—	—		—	6,644	6,644
Shareholder distributions:
Distributions from earnings	—	—		—	(1,766)	(1,766)
Net decrease in net assets resulting from shareholder distributions	—	—		—	(1,766)	(1,766)
Capital share transactions:
Common Shares issued from reinvestment of distributions	88,466	—	(1)	719	—	719
Common Shares repurchased	(311,151)	(1)		(2,554)	—	(2,555)
Distribution services charge	—	—		854	—	854
Net decrease in net assets resulting from capital share transactions	(222,685)	(1)		(981)	—	(982)
Net increase (decrease) for the period	(222,685)	(1)		(981)	4,878	3,896
Balance at March 31, 2021	16,297,188	$16		$144,320	$(8,682)	$135,654
Operations:
Net investment income	—	—		—	2,002	2,002
Net change in unrealized appreciation from investment in GCIF	—	—		—	3,828	3,828
Net increase in net assets resulting from operations	—	—		—	5,830	5,830
Shareholder distributions:
Distributions from earnings	—	—		—	(2,000)	(2,000)
Distributions representing a return of capital	—	—		(15,112)	—	(15,112)
Net decrease in net assets resulting from shareholder distributions	—	—		(15,112)	(2,000)	(17,112)
Net increase (decrease) for the period	—	—		(15,112)	3,830	(11,282)
Balance at June 30, 2021	16,297,188	$16		$129,208	$(4,852)	$124,372
_______________________
(1)Amount is less than $1,000
See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$79	$12,474
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Sale of Investment in GCIF through GCIF's share repurchase program	—	17,121
Proceeds from liquidation distribution	24,297	—
Net realized loss from investment in GCIF	—	44
Net change in unrealized (appreciation) depreciation from investment in GCIF	1,933	(8,753)
(Increase) decrease in operating assets:
Principal receivable	—	6
Receivable from related parties	—	397
Increase (decrease) in operating liabilities:
Due to Dealer Manager	—	(83)
Accounts payable, accrued expenses and other liabilities	(19)	5
Accrued professional services fees	1	28
Payable to related parties	2	(18)
Net cash provided by operating activities	26,293	21,221

Financing activities
Repurchase of Common Shares	—	(2,555)
Distributions paid	(27,706)	(18,159)
Payment of DSS Fees	—	(382)
Net cash used in financing activities	(27,706)	(21,096)

Net increase (decrease) in cash	(1,413)	125
Cash, beginning of period	2,207	1,253
Cash, end of period	$794	$1,378
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$719
Due to Dealer Manager	$—	$(854)

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
As of June 30, 2022, the Company owned 66.7% of the Master Fund's outstanding common shares.
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
The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, open U.S. Federal and state income tax years include the tax years ended September 30, 2018 through September 30, 2021. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements (Unaudited)
Note 3. Investments
Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
June 30, 2022	17,061,497	17,061,497	17,061,497	$84,921	$78,615	99.2%
December 31, 2021	17,061,497	17,061,497	17,127,166	$109,218	$104,845	98.1%
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
Expense Support and Conditional Reimbursement Agreement
The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company's Board of Trustees makes a determination to dissolve or liquidate the Company. The Board of Trustees' approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated.
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
As of the Board of Trustees' approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $1.5 million.
Summary of Related Party Transactions
The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2022 and June 30, 2021; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party (1)	Source Agreement & Description	2022	2021	2022	2021
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$33	$28	$61	$66
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	—	—	—	294
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

Notes to Financial Statements (Unaudited)
Indemnification
The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2022, management believes that the risk of incurring any losses for such indemnification is remote.
Note 5. Common Shares
Issuance of Common Shares
The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.
The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2022 and (b) the period commencing on July 24, 2015 (inception) through June 30, 2022:

	Six Months Ended		Inception through
	June 30, 2022		June 30, 2022
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,409	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,409	154,808
Reinvestment of shareholders' distributions	—	—	2,550,473	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,882	$176,819
Average net proceeds per Common Share	$—		$9.06
Repurchase of Common Shares
The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2022:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021	420,901	311,151	$2,555	$8.21	73.9%	1.85%
Total	420,901	311,151	$2,555		73.9%

2020:
September 8, 2020	135,448	135,447	$1,036	$7.65	100.0%	0.79%
December 8, 2020 (2)	120,546	315,165	2,509	7.96	261.4%	1.86%
Total	255,994	450,612	$3,545		176.0%
________________
(1)Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.
(2)The Company filed a tender offer to purchase up to 120,546 Shares on November 2, 2020. In accordance with Rule 13e-4(f), the Company determined to accept for purchase up to an additional 1.2% of our then outstanding Shares, increasing the offer to 315,165 Shares. The Company repurchased 315,165 Shares which represents approximately 100% of all Shares that were validly tendered.

Notes to Financial Statements (Unaudited)
In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.
Note 6. Distributions
The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2022 and June 30, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$0.88000	$0.88000	$14,342
May 23	May 25	0.82000	0.82000	13,364
			$1.70000	$27,706
For Fiscal Year 2021
January 11	January 13	$0.03557	$0.03557	$587
February 9	February 11	0.03557	0.03557	589
March 8	March 9	0.03557	0.03557	590
June 3	June 7	1.05000	1.05000	17,112
			$1.15671	$18,878

Notes to Financial Statements (Unaudited)
Note 7. Financial Highlights
The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
	2022	2021
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$6.56	$7.98
Net investment income (1)	0.12	0.23
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.12)	0.53
Net increase resulting from operations	—	0.76
Distributions to common shareholders (3)
Distributions from net investment income (3)	(0.17)	(0.23)
Distributions representing return of capital (3)	(1.53)	(0.93)
Net decrease resulting from distributions	(1.70)	(1.16)
Capital Share Transactions
Distribution services charge (7)	—	0.05
Net increase in net assets resulting from Capital Share transactions	—	0.05
Net asset value, end of period	$4.86	$7.63

INVESTMENT RETURNS
Total investment return-net asset value (4)	(0.30)%	10.27%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$79,259	$124,372
Average net assets (5)	$93,817	$134,203
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,406,748
Ratios-to-average net assets: (5) (6)
Total expenses	0.32%	0.29%
Effect of expense support reimbursement to (received from) the Advisor	—%	(0.22)%
Net expenses	0.32%	0.07%
Net investment income	2.07%	2.81%
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
(3)The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2022, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

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
(6)The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the six months ended June 30, 2022 and June 30, 2021, were 1.61%, and 2.74%, respectively.
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
On August 9, 2022 the Board of Trustees approved the Feeder Fund’s liquidating distribution of $0.82 per share of common shares. The distribution will be recorded on August 25, 2022 and paid in cash to the investors on August 29, 2022.

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
The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through August 12, 2022	$4.50	$4.74	$12.93
Number of Portfolio Companies at beginning of Year	34	—	—
Number of Portfolio Companies at end of Period	27	—	—
YTD Portfolio sales and repayments ($ in thousands)	$31,184	$—	$—
Cumulative Liquidating Distributions Declared through August 12, 2022 ($ in thousands)	$(115,174)	$(77,249)	$(22,450)
Percentage of December 31, 2020 NAV Declared through August 12, 2022	59.50%	59.40%	57.00%
Net Assets at beginning of Year ($ in thousands)	$157,280	$106,886	$32,183
Net Assets at end of Period ($ in thousands)	$117,932	$79,259	$24,220
Net asset value per share at end of period	$4.61	$4.86	$13.95
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
The Master Fund primarily focuses on the following range of investment types that may be available within the capital structure of portfolio companies:
•Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt investments.
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
Results of Operations
Operating results for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$863	$2,154	$2,320	$3,862
Net expenses	157	152	308	97
Net investment income	706	2,002	2,012	3,765
Net realized losses from redemption of investment in GCIF	—	—	—	(44)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(2,138)	3,828	(1,933)	8,753
Net increase (decrease) in net assets resulting from operations	$(1,432)	$5,830	$79	$12,474

Investment Income
Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2022 and June 30, 2021.
Operating Expenses
Operating expenses consisted of the following major components for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Administrative services	$3	$3	$7	$7
Related party reimbursements	33	28	61	66
Professional services fees	32	28	63	55
Shareholder servicing expenses	—	—	—	74
Transfer agent expense	79	80	157	153
Other expenses	10	13	20	36
Total operating expenses	157	152	308	391
Less: Expense support from related parties	—	—	—	(294)
Net expenses	$157	$152	$308	$97
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
Net Realized Gains (Losses) from Investment
For the three and six months ended June 30, 2022, we did not incur a realized gain. During the three and six months ended June 30, 2022, there were no distributions received from the Master Fund that were classified as long term gains.
For the three and six months ended June 30, 2021, we had net realized losses of $0.0 million and less than $(0.1) million, respectively, as a result of our sale of Master Fund Shares. During the three and six months ended June 30, 2021, there were no distributions received from the Master Fund that were classified as long term gains.
Changes in Unrealized Appreciation (Depreciation) from Investment
For the three and six months ended June 30, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(2.1) million and $(1.9) million, respectively. For the three and six months ended June 30, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $3.8 million and $8.8 million, respectively. The decrease in net unrealized depreciation for the three and six months ended June 30, 2022 was primarily due to the decrease in the Master Fund's total assets.

Cash Flows for the Six Months Ended June 30, 2022 and June 30, 2021
For the six months ended June 30, 2022 and June 30, 2021, net cash provided by operating activities was $26.3 million and $21.2 million, respectively. During the six months ended June 30, 2022 proceeds from liquidation distributions was the primary source of cash. During the six months ended June 30, 2021 distributions from the Master Fund was the primary source of cash.
For the six months ended June 30, 2022 and June 30, 2021, net cash used in financing activities was $(27.7) million and $(21.1) million, respectively. In 2022, shareholder distributions of $(27.7) million was the primary use of cash. In 2021, the repurchase of Common Shares of $(2.6) million and shareholder distributions of $(18.2) million were the primary use of cash.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income, expense, gain and loss during the reporting period. We believe that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2. Significant Accounting Policies.
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

The table below reconciles the change in the Due to Dealer Manager from January 1, 2022 to June 30, 2022 and January 1, 2021 to June 30, 2021:

	2022	2021
Balance as of January 1,	$—	$1,319
Accretion of discount (1)	—	5
Incremental charge (reduction) to paid-in-capital (2)	—	(854)
Shareholder services component	—	74
DSS fee payments	—	(544)
Balance as of June 30,	$—	$—
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2022, 97.7% of the Master Fund's debt investments (95.5% of total investments), or $88.1 million measured at fair value, are subject to floating interest rates. The Master Fund's sole credit facility is also subject to changes in its 3-Month London Interbank Offered Rate (LIBOR) base rate. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.
Based on our investment in the Master Fund as of June 30, 2022, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase	Net Increase (Decrease) per Share
+50 bps	247	0.02
+100 bps	532	0.03
+150 bps	844	0.05
+200 bps	1,165	0.07
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
Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2022 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
As of August 12, 2022, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2022, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021.
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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	August 12, 2022	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2022	By:	/s/ Michael Guss
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

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2022 (Filed herewith)