Form 10-Q
period 2023-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2023-05-15
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01094

GUGGENHEIM CREDIT INCOME FUND 2016 T

(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 739-0700

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[ ]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  [   ]    No  [X]

The number of the Registrant's common shares outstanding as of May 15, 2023 was 16,297,188.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $37,447 and 17,061,497 shares purchased at a cost of $49,545, respectively)	$29,512	$40,846
Cash	363	430
Total assets	29,875	41,276

Liabilities
Accounts payable, accrued expenses and other liabilities	36	51
Accrued professional services fees	69	99
Payable to related parties	10	11
Total liabilities	115	161
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$29,760	$41,115

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$16	$16
Paid-in-capital in excess of par value	42,244	53,582
Accumulated loss, net of distributions	(12,500)	(12,483)
Total net assets	$29,760	$41,115
Net asset value per Common Share (NAV)	$1.83	$2.52

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Investment Income
Dividends from investment in GCIF	$285	$1,457
Other income	17	—
Total investment income	302	1,457

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	10	28
Professional services fees	(26)	31
Transfer agent expense	81	78
Other expenses	—	10
Net expenses	69	151
Net investment income	233	1,306

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	(18)	205
Net realized and unrealized gains (losses)	(18)	205
Net increase in net assets resulting from operations	$215	$1,511

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.01	$0.08
Earnings per Common Share outstanding - basic and diluted	$0.01	$0.09
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188
Distributions per Common Share outstanding	$0.71	$0.88

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2022	16,297,188	$16	$53,582	$(12,483)	$41,115
Operations:
Net investment income	—	—	—	233	233
Net change in unrealized depreciation from investment in GCIF	—	—	—	(18)	(18)
Net increase in net assets resulting from operations	—	—	—	215	215
Shareholder distributions:
Distributions from earnings	—	—	—	(232)	(232)
Distributions representing a return of capital	—	—	(11,338)	—	(11,338)
Net decrease in net assets resulting from shareholder distributions	—	—	(11,338)	(232)	(11,570)
Net decrease for the period	—	—	(11,338)	(17)	(11,355)
Balance at March 31, 2023	16,297,188	$16	$42,244	$(12,500)	$29,760

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Earnings (Loss), net of
	Shares	Amount	Value	Distributions	Total
Balance at December 31, 2021	16,297,188	$16	$114,301	$(7,431)	$106,886
Operations:
Net investment income	—	—	—	1,306	1,306
Net change in unrealized appreciation from investment in GCIF	—	—	—	205	205
Net increase in net assets resulting from operations	—	—	—	1,511	1,511
Shareholder distributions:
Distributions from earnings	—	—	—	(1,535)	(1,535)
Distributions representing a return of capital	—	—	(12,807)	—	(12,807)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,807)	(1,535)	(14,342)
Net decrease for the period	—	—	(12,807)	(24)	(12,831)
Balance at March 31, 2022	16,297,188	$16	$101,494	$(7,455)	$94,055

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net increase in net assets resulting from operations	$215	$1,511
Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distribution	11,316	11,851
Net change in unrealized (appreciation) depreciation from investment in GCIF	18	(205)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(15)	(16)
Accrued professional services fees	(30)	18
Payable to related parties	(1)	(1)
Net cash provided by operating activities	11,503	13,158

Financing activities
Distributions paid	(11,570)	(14,342)
Net cash used in financing activities	(11,570)	(14,342)

Net decrease in cash	(67)	(1,184)
Cash, beginning of year	430	2,207
Cash, end of period	$363	$1,023

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

In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 ("GCIF 2019") (together, the "Feeder Funds") to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a "Liquidation Plan"). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

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

As of March 31, 2023, the Company owned 66.7% of the Master Fund's outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, open U.S. Federal and state income tax years include the tax years ended September 30, 2019 through September 30, 2022. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements

Note 3. Investments

Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
March 31, 2023	17,061,497	17,061,497	17,061,497	$37,447	$29,512	99.2%
December 31, 2022	17,061,497	17,061,497	17,061,497	$49,545	$40,846	99.3%

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

The memberships of the Company's Board of Trustees (the "Company's Board" or the "Board of Trustees") and the Master Fund's Board are identical and consequently the Company and the Master Fund are related parties. All of the Company's executive officers also serve as executive officers of the Master Fund. One of the Company’s executive officers, Brian Binder, Senior Vice President, serves as an executive officer of Guggenheim.

Administrative Services Agreement

The Company is party to an administrative services agreement with Guggenheim (the "Administrative Services Agreement") whereby Guggenheim, serving as the administrator (the "Administrator"), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company's required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company's reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three months ended March 31, 2023 and March 31, 2022; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		Three Months Ended March 31,
Related Party (1)	Source Agreement & Description	2023	2022
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$10	$28
Guggenheim	Expense Support Agreement - expense support reimbursement	—	—
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	—	—

(1)	Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manger" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2023 and December 31, 2022, management believes that the risk of incurring any losses for such indemnification is remote.

Notes to Financial Statements

Note 5. Common Shares

Issuance of Common Shares

The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.

The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the three months ended March 31, 2023 and (b) the period commencing on July 24, 2015 (inception) through March 31, 2023:

	Three Months Ended		Inception through
	March 31, 2023		March 31, 2023
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	—	—	2,550,474	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,882	$176,819
Average net proceeds per Common Share	$—		$9.06

Repurchase of Common Shares

The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended March 31, 2023:

Tender Offer Termination Date	Total Number of Shares Offered to Repurchase	Total Number of Shares Repurchased	Total Consideration	Price Paid per Share	No. of Shares Repurchased / Total Shares Offered	No. of Shares Repurchased / Weighted Average Shares (1)
2021:
March 8, 2021	420,901	311,151	$2,555	$8.21	73.9%	1.91%
Total	420,901	311,151	$2,555		73.9%

(1)	Weighted average shares is based on the weighted average number of common shares outstanding in the prior four calendar quarters.

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the three months ended March 31, 2023 and March 31, 2022:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2023
March 22	March 23	$0.71000	$0.71000	$11,570
			$0.71000	$11,570

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$0.88000	$0.88000	$14,342
			$0.88000	$14,342

Notes to Financial Statements

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$2.52	$6.56
Net investment income (1)	0.01	0.08
Net unrealized appreciation from investment in GCIF (2)	0.01	0.01
Net increase resulting from operations	0.02	0.09
Distributions to common shareholders
Distributions from net investment income (3)	(0.01)	(0.09)
Distributions representing return of capital (3)	(0.70)	(0.79)
Net decrease resulting from distributions	(0.71)	(0.88)
Net asset value, end of period	$1.83	$5.77

INVESTMENT RETURNS
Total investment return-net asset value (4)	0.53%	1.46%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$29,760	$94,055
Average net assets (5)	$38,423	$100,669
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,297,188
Ratios-to-average net assets: (5) (6)
Total expenses	0.14%	0.15%
Net expenses	0.14%	0.15%
Net investment income	1.16%	1.30%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of March 31, 2023, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the three months ended March 31, 2023 and March 31, 2022, were 0.96% and 0.74%, respectively.

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

For the Master Fund, as of May 15, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 15, 2023	$6.55	$6.89	$18.89
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	14	—	—
YTD Portfolio sales and repayments ($ in thousands)	$11,388	$—	$—
Cumulative Liquidating Distributions Declared through May 15, 2023 ($ in thousands)	$(167,642)	$(112,288)	$(32,798)
Percentage of December 31, 2020 NAV Declared through May 15, 2023	86.64%	86.34%	83.33%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$44,271	$29,760	$9,570
Net asset value per share at end of period	$1.73	$1.83	$5.51

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

The Master Fund primarily focused on the following range of investment types that may be available within the capital structure of portfolio companies:

●	Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

●	Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest-only payments throughout the life of the security with the principal due at maturity.

●	Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.

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

The Master Fund acquires its portfolio investments through the following investment access channels:

●	Direct Originations: This channel consists of investments that are directly originated through Guggenheim's relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

●	Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

On July 15, 2015, the staff of the Securities and Exchange Commission (the "SEC") issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:

●	a Feeder Fund to operate as a BDC under the 1940 Act;

●	a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

●	the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.

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

Results of Operations

Operating results for the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Total investment income	$302	$1,457
Net expenses	69	151
Net investment income (loss)	233	1,306
Net change in unrealized appreciation from investment in GCIF	(18)	205
Net increase in net assets resulting from operations	$215	$1,511

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2023 and March 31, 2022.

Operating Expenses

Operating expenses consisted of the following major components for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Administrative services	$4	$4
Related party reimbursements	10	28
Professional services fees	(26)	31
Transfer agent expense	81	78
Other expenses	—	10
Total operating expenses	69	151
Net expenses	$69	$151

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

Net Realized Gains (Losses) from Investment

For the three months ended March 31, 2023, we did not incur a realized gain. During the three months ended March 31, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

For the three months ended March 31, 2022, we did not incur a realized gain. During the three months ended March 31, 2022, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three months ended March 31, 2023, the total net change in unrealized depreciation on our investment in the Master Fund was $— million. For the three months ended March 31, 2022, the total net change in unrealized appreciation on our investment in the Master Fund was $0.2 million. The increase in net unrealized depreciation was primarily due to the decrease in the Master Fund's total assets.

Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022

For the three months ended March 31, 2023 and March 31, 2022, net cash provided by operating activities was $11.5 million and $13.2 million, respectively. During the three months ended March 31, 2023, distributions from the Maser Fund were the primary provider of cash. During the three months ended March 31, 2022, distributions from the Maser Fund were the primary provider of cash.

For the three months ended March 31, 2023 and March 31, 2022, net cash used in financing activities was $(11.6) million and $(14.3) million, respectively. In 2023, shareholder distributions of $(11.6) million was the primary use of cash. In 2022, the shareholder distributions of $(14.3) million were the primary use of cash.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2023, 99.9% of the Master Fund's debt investments (98.5% of total investments), or $33.7 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of March 31, 2023, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase	Net Increase (Decrease) per Share
+50 bps	83	0.01
+100 bps	201	0.01
+150 bps	322	0.02
+200 bps	447	0.03

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2023 at a reasonable level of assurance.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of May 15, 2023, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the three months ended March 31, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

Various social and political tensions around the world, including public health emergencies (such as the spread of infectious diseases, pandemics and epidemics), may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact portfolio companies. Such consequences also may increase the Company’s funding cost or limit its access to the capital markets.

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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date: May 15, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

c. The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Registrant's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.1	Administrative Services Agreement by and between Guggenheim Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant's Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended March 31, 2023 (Filed herewith)