Form 10-Q
period 2023-06-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2023-08-10
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of the Registrant’s common shares outstanding as of August 9, 2023 was 16,297,188.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the “Master Fund”) and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2022, that was filed on March 15, 2023. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

All references to “Note” or “Notes” throughout this Report refer to the footnotes to the financial statements presented in Part I. Item 1. Financial Statements (Unaudited).

Unless otherwise noted, the terms “we,” “us,” “our,” and the “Company” refer to Guggenheim Credit Income Fund 2016T. Other capitalized terms used in this Report have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (Unaudited), unless otherwise defined herein. Guggenheim Partners Investment Management, LLC is referred to as “Guggenheim” or the “Advisor” throughout this Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investment in Guggenheim Credit Income Fund (“GCIF”) (17,061,497 shares purchased at a cost of $31,779 and 17,061,497 shares purchased at a cost of $49,545, respectively)	$22,696	$40,846
Cash	193	430
Total assets	22,889	41,276

Liabilities
Accounts payable, accrued expenses and other liabilities	37	51
Accrued professional services fees	50	99
Payable to related parties	11	11
Total liabilities	98	161
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$22,791	$41,115

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$16	$16
Paid-in-capital in excess of par value	35,639	53,582
Accumulated loss, net of distributions	(12,864)	(12,483)
Total net assets	$22,791	$41,115
Net asset value per Common Share (NAV)	$1.40	$2.52

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment Income
Dividends from investment in GCIF	$205	$863	$490	$2,320
Total investment income	205	863	490	2,320

Operating Expenses (1)
Administrative services	3	3	7	7
Related party reimbursements	11	33	21	61
Professional services fees	24	32	—	63
Transfer agent expense	80	79	160	157
Other expenses	5	10	(14)	20
Net expenses	123	157	174	308
Net investment income	82	706	316	2,012

Realized and unrealized losses:
Net change in unrealized depreciation from investment in GCIF	(367)	(2,138)	(385)	(1,933)
Net realized and unrealized losses	(367)	(2,138)	(385)	(1,933)
Net increase (decrease) in net assets resulting from operations	$(285)	$(1,432)	$(69)	$79

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$—	$0.04	$0.01	$0.12
Loss per Common Share outstanding - basic and diluted	$(0.02)	$(0.09)	$(0.01)	$—
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188	16,297,188	16,297,188
Distributions per Common Share outstanding	$0.41	$0.82	$0.71	$1.70

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2022	16,297,188	$16	$53,582	$(12,483)	$41,115
Operations:
Net investment income	—	—	—	233	233
Net change in unrealized depreciation from investment in GCIF	—	—	—	(18)	(18)
Net increase in net assets resulting from operations	—	—	—	215	215
Shareholder distributions:
Distributions from earnings	—	—	—	(232)	(232)
Distributions representing a return of capital	—	—	(11,338)	—	(11,338)
Net decrease in net assets resulting from shareholder distributions	—	—	(11,338)	(232)	(11,570)
Net decrease for the period	—	—	(11,338)	(17)	(11,355)
Balance at March 31, 2023	16,297,188	$16	$42,244	$(12,500)	$29,760
Operations:
Net investment income	—	—	—	82	82
Net change in unrealized depreciation from investment in GCIF	—	—	—	(367)	(367)
Net decrease in net assets resulting from operations	—	—	—	(285)	(285)
Shareholder distributions:
Distributions from earnings	—	—	—	(79)	(79)
Distributions representing a return of capital	—	—	(6,605)	—	(6,605)
Net decrease in net assets resulting from shareholder distributions	—	—	(6,605)	(79)	(6,684)
Net decrease for the period	—	—	(6,605)	(364)	(6,969)
Balance at June 30, 2023	16,297,188	$16	$35,639	$(12,864)	$22,791

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2021	16,297,188	$16	$114,301	$(7,431)	$106,886
Operations:
Net investment income	—	—	—	1,306	1,306
Net change in unrealized appreciation from investment in GCIF	—	—	—	205	205
Net increase in net assets resulting from operations	—	—	—	1,511	1,511
Shareholder distributions:
Distributions from earnings	—	—	—	(1,535)	(1,535)
Distributions representing a return of capital	—	—	(12,807)	—	(12,807)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,807)	(1,535)	(14,342)
Net decrease for the period	—	—	(12,807)	(24)	(12,831)
Balance at March 31, 2022	16,297,188	$16	$101,494	$(7,455)	$94,055
Operations:
Net investment income	—	—	—	706	706
Net change in unrealized depreciation from investment in GCIF	—	—	—	(2,138)	(2,138)
Net decrease in net assets resulting from operations	—	—	—	(1,432)	(1,432)
Shareholder distributions:
Distributions from earnings	—	—	—	(1,206)	(1,206)
Distributions representing a return of capital	—	—	(12,158)	—	(12,158)
Net decrease in net assets resulting from shareholder distributions	—	—	(12,158)	(1,206)	(13,364)
Net decrease for the period	—	—	(12,158)	(2,638)	(14,796)
Balance at June 30, 2022	16,297,188	$16	$89,336	$(10,093)	$79,259

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(69)	$79
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distribution	17,764	24,297
Net change in unrealized depreciation from investment in GCIF	385	1,933
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(14)	(19)
Accrued professional services fees	(49)	1
Payable to related parties	—	2
Net cash provided by operating activities	18,017	26,293

Financing activities
Distributions paid	(18,254)	(27,706)
Net cash used in financing activities	(18,254)	(27,706)

Net decrease in cash	(237)	(1,413)
Cash, beginning of period	430	2,207
Cash, end of period	$193	$794

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share and per share data, percentages and as otherwise indicated;

for example, with the word “million” or otherwise)

Note 1. Principal Business and Organization

Guggenheim Credit Income Fund 2016 T (the “Company”) was formed as a Delaware statutory trust on September 5, 2014. The Company’s investment objectives are to provide its shareholders with current income, capital preservation and, to a lesser extent, long-term capital appreciation by investing substantially all of its equity capital in Guggenheim Credit Income Fund (the “Master Fund” or “GCIF”). The Company is a non-diversified, closed-end management investment company that elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

The Master Fund elected to be treated as a BDC under the 1940 Act and it has the same investment objectives as the Company. The Master Fund commenced investment operations on April 2, 2015. The Master Fund’s consolidated financial statements are an integral part of the Company’s financial statements and should be read in their entirety.

The Master Fund is externally managed by Guggenheim Partners Investment Management, LLC (“Guggenheim” or the “Advisor”), which is responsible for sourcing potential investments, analyzing and conducting due diligence on prospective investment opportunities, structuring investments and ongoing monitoring of the Master Fund’s investment portfolio.

Between July 24, 2015 and April 28, 2017, the Company offered and sold its common shares (“Shares” or “Common Shares”) pursuant to a registration statement on Form N-2 (the “Registration Statement”) covering its continuous public offering of up to $1.0 billion (the “Public Offering”). The Company initially sold and issued Shares on October 8, 2015 and then commenced investment operations. On April 28, 2017, the Company’s Public Offering was terminated, resulting in a gross capital raise of approximately $164.0 million from the sale and issuance of Common Shares in the Public Offering.

In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

For the Master Fund and the Feeder Funds, as of December 31, 2022, over 70% of the December 31, 2020 NAV has been paid to shareholders in the form of liquidating distributions

In accordance with the Liquidation Plan, the Master Fund and the Feeder Funds will remain registered as a BDC and intend to maintain their qualifications, as regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

As of June 30, 2023, the Company owned 66.7% of the Master Fund’s outstanding common shares.

Note 2. Significant Accounting Policies

Basis of Presentation

Management has determined that the Company meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Notes to Financial Statements

The Company’s interim financial statements have been prepared pursuant to the requirements for reporting on Form 10-Q and the disclosure requirements stipulated in Articles 6 and 10 of Regulation S-X, and therefore do not necessarily include all information and notes necessary for a fair statement of financial position and results of operations in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, the unaudited financial information for the interim period presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year. The Company’s unaudited financial statements should be read in conjunction with the Master Fund’s unaudited consolidated financial statements; the Master Fund’s quarterly report on Form 10-Q is incorporated by reference and filed as an exhibit to this Report.

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

Valuation of Investments

The Company invests substantially all of its equity capital in the purchase of the Master Fund’s common shares and its primary investment position is common shares of the Master Fund. The Company determines the fair value of the Master Fund’s common shares as the Master Fund’s net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares owned by the Company. The Company has implemented Accounting Standards Update (“ASU”) 2015-07, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment.

Transactions with the Master Fund

Distributions received from the Master Fund are recorded on the record date. Distributions received from the Master Fund are generally recognized as dividend income or return of capital in the current period, a portion of which may be subject to a change in characterization in future periods, including the potential for reclassification between dividend income and return of capital. The Company’s transactions with the Master Fund are recorded on the effective date of the subscription in, or the redemption of, Master Fund shares. Realized gains and losses resulting from the Company’s share repurchase transactions with the Master Fund are calculated on the specific share identification basis.

Offering Expenses

Continuous offering expenses are capitalized monthly on the Company’s statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company’s statements of operations over a 12-month period on a straight-line basis commencing at the later of (i) when the expense was incurred or (ii) when operations began.

Notes to Financial Statements

Distribution and Shareholder Servicing Fees

The purpose of the distribution and shareholder servicing fee (“DSS Fee”) is to reimburse Guggenheim Funds Distributors, LLC, a Delaware limited liability company (the “Dealer Manager” or “GFD”), an affiliate of Guggenheim, for costs incurred by selected dealers and investment representatives for (i) distribution of the Company’s Common Shares (the “Distribution Services Component”) and (ii) providing ongoing shareholder services (the “Shareholder Services Component”). Beginning in the third quarter of 2017 (the first calendar quarter after the close of the Company’s Public Offering), the Company commenced recognition of the Shareholder Services Component as an expense on the Company’s statements of operations as the services are provided. The Company allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to the Shareholder Services Component. As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of the Company’s Common Shares, the Company estimates the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016. The Company records a liability equal to the estimated present value of the Distribution Services Component payments, recorded as part of “Due to Dealer Manager” with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities and as a “Distribution services charge” on the statements of changes in net assets.

Distributions to the Company’s Shareholders

Declared distributions to the Company’s shareholders are recorded as a liability as of the record date.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2023, open U.S. Federal and state income tax years include the tax years ended September 30, 2019 through September 30, 2022. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Notes to Financial Statements

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
June 30, 2023	17,061,497	17,061,497	17,061,497	$31,779	$22,696	99.6%
December 31, 2022	17,061,497	17,061,497	17,061,497	$49,545	$40,846	99.3%

Restricted Securities

The Master Fund does not currently intend to list its common shares on any securities exchange, and it does not expect a secondary market to develop for its issued and outstanding common shares. As a result, the Company’s ability to sell its Master Fund common shares is limited. Because the Master Fund common shares are being acquired in one or more transactions not involving a public offering, they are “restricted securities” and may be required to be held indefinitely. Master Fund common shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) the Master Fund’s consent is granted, and (ii) the Master Fund common shares are registered under applicable securities laws or specifically exempted from registration (in which case the Master Fund’s shareholder may, at the Master Fund’s option, be required to provide the Master Fund with a legal opinion, in form and substance satisfactory to the Master Fund, that registration is not required). Accordingly, a shareholder in the Master Fund, including the Company, must be willing to bear the economic risk of investing in the Master Fund common shares. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Master Fund’s common shares may be made except by registration of the transfer on the Master Fund’s books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Master Fund common shares and to execute such other instruments or certifications as are reasonably required by the Master Fund.

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

Note 4. Related Party Agreements and Transactions

The Company has entered into agreements with Guggenheim whereby the Company agrees to (i) receive expense support payments, (ii) reimburse certain expenses of, and to pay for, administrative, expense support, organization and offerings costs incurred by Guggenheim on the Company’s behalf and (iii) pay DSS Fees payments to GFD, an affiliate of Guggenheim.

The memberships of the Company’s Board of Trustees (the “Company’s Board” or the “Board of Trustees”) and the Master Fund’s Board are identical and consequently the Company and the Master Fund are related parties. All of the Company’s executive officers also serve as executive officers of the Master Fund. One of the Company’s executive officers, Brian Binder, Senior Vice President, serves as an executive officer of Guggenheim.

Administrative Services Agreement

The Company is party to an administrative services agreement with Guggenheim (the “Administrative Services Agreement”) whereby Guggenheim, serving as the administrator (the “Administrator”), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record-keeping services. More specifically, the Administrator performs and oversees the Company’s required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company’s reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement.

Notes to Financial Statements

The Administrative Services Agreement may be terminated at any time, without the payment of any penalty: (i) by the Company upon 60 days’ written notice to Guggenheim upon the vote of the Company’s independent trustees or (ii) by Guggenheim upon not less than 120 days’ written notice to the Company. Unless earlier terminated, the Administrative Services Agreement will remain in effect for two years, and thereafter shall continue automatically for successive one-year periods if approved annually by a majority of the Board of Trustees and the Master Fund’s independent trustees.

Dealer Manager Agreement

The Company is party to a dealer manager agreement with GFD (the “Dealer Manager Agreement”). Under the terms of the Dealer Manager Agreement, GFD is to act on a best efforts basis as the exclusive dealer manager for (i) the administration of the Company’s DSS Fee payments to selected dealers and (ii) the public offering of common shares for future feeder funds affiliated with the Master Fund. The Company, not the Master Fund, is responsible for the compensation of GFD pursuant to the terms of the Dealer Manager Agreement. GFD does not receive any compensation to manage the Company’s DSS Fees program and it is not entitled to retain any of the DSS Fees payments. The Dealer Manager Agreement may be terminated by the Company or GFD upon 60 calendar days’ written notice to the other party. In the event that the Company or GFD terminates the Dealer Manager Agreement with respect to the Company, the Dealer Manager Agreement will continue with respect to any other feeder fund.

Beginning in the fourth quarter of 2017 (the second calendar quarter after the close of the Company’s Public Offering), the Company commenced quarterly payments of the DSS Fee at an annual rate of 0.90% of the average net purchase price per share sold in the Public Offering. The quarterly payment of the DSS Fee is computed at the daily rate of 0.002466% (i.e. annual rate of 0.90%) of the product of (i) $9.12 per Common Share (the average net purchase price of Common Shares sold in the Public Offering, excluding Common Shares issued under the Company’s distribution reinvestment plan (“DRP Shares”)) and (ii) the number of Common Shares outstanding on each day during the recording period, excluding (a) DRP Shares and (b) Shares owned by shareholders that are not recipients of ongoing shareholder services from eligible selected dealers. The Company will cease to pay the DSS Fee at the earlier of: (i) the date at which the second amended and restated dealer manager agreement (the “Dealer Manager Agreement”) is terminated; (ii) the date at which the underwriting compensation from all sources, including the DSS Fee, any organization and offering fees paid to the Dealer Manager for underwriting, underwriting compensation and shareholder servicing paid directly by the shareholders and the Company or its affiliates, equals 10% of the gross proceeds from the Company’s Public Offering, excluding proceeds from DRP Share sales; and (iii) the date at which a liquidity event occurs. The approval of the Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Dealer Manager Agreement is deemed terminated.

Organization and Offering Expense Reimbursement Agreement

Under the terms of the organization and offering expense reimbursement agreement, the Company is not obligated to reimburse Guggenheim for any unreimbursed offering expenses after the close of the Company’s Public Offering on April 28, 2017.

Expense Support and Conditional Reimbursement Agreement

The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company’s Board of Trustees makes a determination to dissolve or liquidate the Company. The Board of Trustees’ approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated.

Upon termination of the Expense Support Agreement, Guggenheim is required to fund any amounts accrued thereunder as of the date of termination. Similarly, the conditional obligation of the Company to reimburse Guggenheim pursuant to the terms of the Expense Support Agreement shall survive the termination of the Expense Support Agreement.

Notes to Financial Statements

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company’s estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its Common Shares for the fiscal year-to-date period after taking such reimbursement payments into account and (B) the percentage of the Company’s average net assets attributable to its Common Shares represented by “other operating expenses” during the fiscal year in which such expense payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense payment to which such reimbursement payment relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding any investment advisory fee, performance-based incentive fees, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

As of the Board of Trustees’ approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $1.5 million.

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three and six months ended June 30, 2023 and June 30, 2022; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party (1)	Source Agreement & Description	2023	2022	2023	2022
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$11	$33	$21	$61

(1)	Not included in the table above is the Company’s change in “Due to Dealer Manager” which represents the payable balances associated with the DSS Fee. For a breakdown of the Company’s “Due to Dealer Manager” balance see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Notes to Financial Statements

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of June 30, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.

The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company’s Public Offering and (ii) reinvestment of distributions for (a) the six months ended June 30, 2023 and (b) the period commencing on July 24, 2015 (inception) through June 30, 2023:

	Six Months Ended		Inception through
	June 30, 2023		June 30, 2023
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders’ distributions	—	—	2,550,474	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,882	$176,819
Average net proceeds per Common Share	$—		$9.06

Repurchase of Common Shares

The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the two years ended June 30, 2023:

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

Notes to Financial Statements

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the six months ended June 30, 2023 and June 30, 2022:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2023
March 22	March 23	$0.71000	$0.71000	$11,570
June 23	June 26	0.41000	0.41000	6,684
			$1.12000	$18,254

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$0.88000	$0.88000	$14,342
May 23	May 25	0.82000	0.82000	13,364
			$1.70000	$27,706

Notes to Financial Statements

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
	2023	2022
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$2.52	$6.56
Net investment income (1)	0.01	0.12
Net unrealized depreciation from investment in GCIF (2)	(0.42)	(0.12)
Net decrease resulting from operations	(0.41)	—
Distributions to common shareholders
Distributions from net investment income (3)	(0.01)	(0.17)
Distributions representing return of capital (3)	(0.70)	(1.53)
Net decrease resulting from distributions	(0.71)	(1.70)
Net asset value, end of period	$1.40	$4.86

INVESTMENT RETURNS
Total investment return-net asset value (4)	(0.44)%	(0.30)%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$22,791	$79,259
Average net assets (5)	$38,584	$93,817
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,297,188
Ratios-to-average net assets: (5) (6)
Total expenses	0.53%	0.32%
Net expenses	0.53%	0.32%
Net investment income	0.93%	2.07%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of June 30, 2023, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the six months ended June 30, 2023 and June 30, 2022, were 2.23% and 1.61%, respectively.

Note 8. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(amounts in thousands, except share and per share data, percentages and as otherwise indicated; for example, with the word “million” or otherwise)

The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms “we,” “us” and “our” refer to Guggenheim Credit Income Fund 2016 T. The Term “Master Fund” refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item. I Financial Statements (Unaudited), unless otherwise defined herein.

Overview

We are a feeder fund and we are affiliated with the Master Fund, which is a specialty finance investment company that has elected to be treated as a BDC under the 1940 Act. The Master Fund is externally managed by Guggenheim, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments, determining the securities and other assets that we will purchase, retain or sell and monitoring the Master Fund’s portfolio on an ongoing basis. The Master Fund’s management discussion and analysis of financial condition and results of operations as presented in its quarterly report should be read in its entirety.

Plan of Liquidation

In accordance with the offering documents and the intention of Guggenheim Credit Income Fund 2016 T (“GCIF 2016T”) and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions which are outlined in the table below. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid.

For the Master Fund, as of August 9, 2023, over 85% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through August 9, 2023	$6.94	$7.30	$20.02
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Period	13	—	—
YTD Portfolio sales and repayments ($ in thousands)	$16,655	$—	$—
Cumulative Liquidating Distributions Declared through August 9, 2023 ($ in thousands)	$(177,623)	$(118,969)	$(34,760)
Percentage of December 31, 2020 NAV Declared through August 9, 2023	91.80%	91.50%	88.31%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Period ($ in thousands)	$34,046	$22,791	$7,489
Net asset value per share at end of period	$1.33	$1.40	$4.31

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

We intend to meet our investment objectives by investing substantially all of our equity capital in the Master Fund. The Master Fund’s investment objectives are the same as our own. Prior to the Board of Trustees’ approval of the Liquidation Plan, the Master Fund’s investment strategy was focused on creating and growing an investment portfolio that generates superior risk-adjusted returns by carefully selecting investments through rigorous due diligence and actively managing and monitoring its investment portfolio. When evaluating an investment and the related portfolio company, the Master Fund uses the resources of its advisor to develop an investment thesis and a proprietary view of a potential portfolio company’s intrinsic value. We believe the Master Fund’s flexible approach to investing allows it to take advantage of opportunities that offer favorable risk/reward characteristics.

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

The Master Fund’s investment activities may vary substantially from period to period depending on many factors, including: the demand for capital from creditworthy privately owned U.S. companies, the level of merger, acquisition and refinancing activity involving private companies, the availability of credit to finance transactions, the general economic environment, the competitive investment environment for the types of investments the Master Fund currently seeks and intends to seek in the future, the amount of equity capital the Master Fund raises from the sale of its common shares to us and any other feeder funds and the amount and cost of capital that the Master Fund may borrow.

The Master Fund acquires its portfolio investments through the following investment access channels:

●	Direct Originations: This channel consists of investments that are directly originated through Guggenheim’s relationship network. Such investments are originated and/or structured by Guggenheim and are not generally available to the broader investment market. These investments may include both debt and equity investment components.

●	Syndicated Transactions: This channel primarily includes investments in broadly syndicated loans and high yield bonds, typically originated and arranged by investment intermediaries other than Guggenheim. These investments may be purchased at the original syndication or in the secondary through various trading markets.

On July 15, 2015, the staff of the Securities and Exchange Commission (the “SEC”) issued a no action letter to the Master Fund and Guggenheim Credit Income Fund 2016 T (the “Initial Feeder Fund”), permitting the Master Fund, the Initial Feeder Fund and any other feeder fund that may be created in the future that invests all or substantially all its assets in the Master Fund (each, an “Additional Feeder Fund” and collectively with the Initial Feeder Fund, the “Feeder Funds”) to operate in a master/feeder fund structure. More specifically, the no action letter permits:

●	a Feeder Fund to operate as a BDC under the 1940 Act;

●	a Feeder Fund to look through the Master Fund and treat as its assets its proportionate ownership interest in the Master Fund’s assets; and

●	the Master Fund to repurchase its shares in connection with the planned liquidation of a Feeder Fund at the end of the Feeder Fund’s finite term.

Revenue

Dividend income from our ownership of the Master Fund’s common shares is our source of investment income. Our revenue will fluctuate with the operating performance of the Master Fund and its distributions paid to us.

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

Results of Operations

Operating results for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$205	$863	$490	$2,320
Net expenses	123	157	174	308
Net investment income	82	706	316	2,012
Net change in unrealized depreciation from investment in GCIF	(367)	(2,138)	(385)	(1,933)
Net increase (decrease) in net assets resulting from operations	$(285)	$(1,432)	$(69)	$79

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three and six months ended June 30, 2023 and June 30, 2022.

Operating Expenses

Operating expenses consisted of the following major components for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Administrative services	$3	$3	$7	$7
Related party reimbursements	11	33	21	61
Professional services fees	24	32	—	63
Transfer agent expense	80	79	160	157
Other expenses	5	10	(14)	20
Net expenses	$123	$157	$174	$308

Related party reimbursements are comprised of the Company’s allocable share of administrative costs and expenses incurred by Guggenheim that were reimbursable. Reimbursable costs and expenses include, but are not limited to, the Company’s share of salaries, rent, office administration, costs associated with regulatory reporting and filings and costs related to the preparation for, and conducting of, meetings of the Company’s Board. An investment advisory fee is only incurred by the Master Fund, although it is incurred indirectly by the Company through its ownership of Master Fund common shares.

Beginning on July 1, 2017, the Company incurred an additional operating expense, specifically the Shareholder Servicing Component of the DSS Fee, to reimburse the Dealer Manager of the Company’s Public Offering for costs incurred by participating broker-dealers and investment representatives for providing ongoing shareholder services. The Shareholder Servicing Component accrues daily and is recorded on the statements of operations. The Shareholder Servicing Component is computed at the daily rate of 0.000685% (i.e. annual rate of 0.25%) of the product of (i) the weighted average net price of Common Shares sold in the Public Offering, excluding DRP Shares and (ii) the number of Common Shares outstanding on each day of the recording period, excluding (a) DRP Shares and (b) Common Shares owned by the Company’s shareholders that are not receiving shareholder services from an eligible participating broker-dealer. The Shareholder Servicing Component expense is borne equally among all of the Company’s outstanding Shares as incurred.

Net Realized Gains (Losses) from Investment

For the three and six months ended June 30, 2023, we did not incur a realized gain. During the three and six months ended June 30, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

For the three and six months ended June 30, 2022, we did not incur a realized gain. During the three and six months ended June 30, 2022, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three and six months ended June 30, 2023, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.4) million and $(0.4) million, respectively. For the three and six months ended June 30, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(2.1) million and $(1.9) million, respectively. The increase in net unrealized depreciation for the three and six months ended June 30, 2023 was primarily due to the decrease in the Master Fund’s total assets.

Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2022

For the six months ended June 30, 2023 and June 30, 2022, net cash provided by operating activities was $18.0 million and $26.3 million, respectively. During the six months ended June 30, 2023, distributions from the Maser Fund were the primary provider of cash. During the six months ended June 30, 2022, distributions from the Maser Fund was the primary source of cash.

For the six months ended June 30, 2023 and June 30, 2022, net cash used in financing activities was $(18.3) million and $(27.7) million, respectively. In 2023, shareholder distributions of $(18.3) million was the primary use of cash. In 2022, the shareholder distributions of $(27.7) million were the primary use of cash.

Financial Condition, Liquidity and Capital Resources

Our primary sources of cash include (i) our shareholders’ reinvestment of their distributions, (ii) distributions, including capital gains, if any, received from our ownership of the Master Fund’s common shares, (iii) expense support payments pursuant to the Expense Support Agreement and (iv) the sale of our owned Master Fund shares in conjunction with its share repurchase program. Our primary uses of cash include (i) investment in the Master Fund’s common shares, (ii) payment of operating expenses and the DSS Fee Distribution Services Component, (iii) cash distributions to our shareholders, (iv) periodic repurchases of our Common Shares pursuant to our share repurchase program and (v) reimbursement payments for prior period expense support payments. We are not permitted to issue any senior securities, including preferred securities.

We manage our assets and liabilities such that current assets are sufficient to cover current liabilities, and excess cash, if any, is invested in the acquisition of Master Fund’s common shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Valuation of Investments

We invest substantially all of our equity capital in the purchase of Master Fund common shares. We determine the fair value of our investment in the Master Fund as the Master Fund’s net asset value per common share (as determined by the Master Fund) multiplied by the number of Master Fund common shares that we own.

Distribution and Shareholder Servicing Fee (DSS Fee)

The purpose of the DSS Fee is to reimburse the Dealer Manager of our Public Offering for costs incurred by selected dealers and investment representatives for services related to (i) the Distribution Services Component and (ii) the Shareholder Services Component.

Beginning in the third quarter of 2017 (the first calendar quarter after the close of our Public Offering), we commenced recognition of the Shareholder Services Component as an expense on the Company’s statements of operations as the services are provided. We allocated 0.25% per annum of the average net purchase price per share sold in the Public Offering to the Shareholder Services Component. As the Distribution Services Component, representing 0.65% per annum of the average net purchase price per share sold in the Public Offering, pertains to the sale of our Common Shares, we estimate the present value of all future Distribution Services Component payments, employing a discount rate equal to the prevailing effective yield on 5-year US Treasuries as observed on December 30, 2016. We record a liability equal to the estimated present value of the Distribution Services Component, recorded as “Due to Dealer Manager” with an offsetting charge to “Paid-in-capital in excess of par value” on the statements of assets and liabilities, and recorded as a “Distribution services charge” on the statements of changes in net assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of June 30, 2023, 99.9% of the Master Fund’s debt investments (98.4% of total investments), or $29.2 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of June 30, 2023, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., LIBOR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase	Net Increase per Share
+50 bps	65	—
+100 bps	171	0.01
+150 bps	279	0.02
+200 bps	388	0.02

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of June 30, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of August 9, 2023, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our annual report on Form 10-K are not the only risks we face. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. During the six months ended June 30, 2023, other than as set forth below, there have been no material changes from the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022.

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

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date: August 9, 2023	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

c. The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.1	Administrative Services Agreement by and between Guggenheim Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended June 30, 2023 (Filed herewith)