Form 10-K
period 2023-12-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2024-03-22
CIK 1618694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01094

GUGGENHEIM CREDIT INCOME FUND 2016 T

(Exact name of registrant as specified in its charter)

Delaware	47-2016837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Madison Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 739-0700

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Shares, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  [   ]  No  [X]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [   ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  [   ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [X]

The registrant has no active market for its common shares. As of December 31, 2023, non-affiliates held 16,297,188 of the outstanding common shares with an aggregate market value of $18.4 million based on a net asset value of $1.13 per common share.

The number of the Registrant's common shares outstanding as of March 22, 2024 was 16,297,188.

Documents Incorporated by Reference: None.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of Part II of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally are characterized by the use of terms such as "may," "should," "plan," "anticipate," "estimate," "intend," "predict," "believe," "expect," "will," "will be," and "project" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the "Master Fund") and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission ("SEC"), including but not limited to those described in Part I. Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part I. Item 1A. Risk Factors of this Report. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

For the Master Fund, as of March 22, 2024, over 95% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 22, 2024	$7.23	$7.60	$20.86
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Year	10	—	—
YTD Portfolio sales and repayments ($ in thousands)	$27,684	$—	$—
Cumulative Liquidating Distributions Declared through March 22, 2024 ($ in thousands)	$(185,046)	$(123,859)	$(36,219)
Percentage of December 31, 2020 NAV Declared through March 22, 2024	95.60%	95.20%	92.00%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Year ($ in thousands)	$27,777	$18,397	$6,097
Net asset value per share at end of Year	$1.09	$1.13	$3.51

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
4

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

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that we face are related to:

•	Our ability to achieve our investment objectives depends on the Advisor's ability to manage and support our investment process.

•	Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.

•	The amount of any distributions we may make is uncertain. We may not be able to pay distributions or be able to sustain distributions at any particular level, and our distributions per share may not grow over time or may decline. We have not established any limit on the extent to which we may use borrowings, if any, or offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

•	Our distributions may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you, which will lower your tax basis in your Shares, which may cause you to experience increases in capital gains in subsequent sales of your Shares, and reduce the amount of funds we have for investment in portfolio companies.

•	A significant portion of our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by our Board of Trustees and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•	We are a non-diversified investment company within the meaning of the 1940 Act and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

•	Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could negatively impact our business, financial condition and results of operations.

•	Our investments in portfolio companies may be risky and we could lose all or part of our investment.

•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

•	There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

•	We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.

•	We will be exposed to risks associated with changes in interest rates.

•	Inflation has and may continue to adversely affect our business.

•	To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

•	Defaults by our portfolio companies will harm our operating results.

•	The lack of liquidity in our investments may adversely affect our business.

•	We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded commitments.

•	To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders and result in losses.
6

•	The agreements governing our financing arrangements contain various covenants which, if not complied with, could accelerate repayment under the applicable arrangement, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our shareholders.

•	The Advisor will experience conflicts of interest in connection with the management of our business affairs.

•	The Advisor has incentives to favor its other accounts and clients over us, which may result in conflicts of interest that could be harmful to us.

•	Our Advisor will face restrictions on its use of inside information about existing or potential investments that it acquires through its relationships with other advisory clients, and those restrictions may limit the freedom of our Advisor to enter into or exit from investments for us, which could have an adverse effect on our results of operations.

•	We may be obligated to pay our Advisor incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.

•	Our incentive fee may induce our Advisor to make speculative investments.

•	Our ability to enter into transactions with our affiliates will be restricted.

•	We may make investments that could give rise to a conflict of interest.

•	Failure to maintain our status as a BDC would reduce our operating flexibility.

•	If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

•	Investing in our Shares involves a high degree of risk.

•	We intend, but are not required, to offer to repurchase your Shares on a quarterly basis. As a result you will have limited opportunities to sell your Shares.

•	Our Shares are not listed on a securities exchange and our shareholders have limited liquidity. In addition, the timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders, and to the extent our shareholders are able to sell their Shares under the share repurchase program, our shareholders may not be able to recover the amount of their investment in our Shares.

•	We may be unable to invest a significant portion of our investment capital on acceptable terms in an acceptable timeframe.

•	Liquidation risk.

•	The net asset value of our Shares may fluctuate significantly.

•	The net asset value of our Shares may be adversely affected by a change in the way that we account for our distribution and shareholder servicing fees.

•	We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.

•	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

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

Our business is dependent on our third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social, matters, including terrorist acts; and

•	cyber-attacks.

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
13

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
17

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

Liquidation Risk.

The Master Fund and the Feeder Funds are in the process of liquidation and dissolution. They are dependent on the Advisor’s expertise in the private credit market and its ability to liquidate the Master Fund’s portfolio in an orderly fashion to maximize value for shareholders and provide shareholders with liquidity. Although the Advisor is conducting an orderly disposal of the Master Fund’s investments, it is possible that, due to a market or political disruption during the liquidation of the Master Fund and the Feeder Funds, the Master Fund may receive depressed prices for its securities below what the Advisor believes it would receive in the absence of any disruption. The reduction in the Master Fund's and the Feeder Fund’s net assets that result from the liquidation may result in increased expense ratios, as certain fixed expenses would be spread across a smaller asset base, and the Master Fund and the Feeder Funds may bear costs and expenses relating to the liquidation, including increased legal fees and costs of insurance.

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
29

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Advisor and its Information Security Team, on behalf of the Fund, have established a comprehensive risk management program, which includes processes to identify, assess, and manage cybersecurity risks, including material risks from cybersecurity threats, and to put in place appropriate controls to mitigate these risks and reduce the potential impact to the Fund and its shareholders. The Fund does not currently have any employees and relies upon the Advisor and its Information Security team for the Fund’s day-to-day operations and to establish strategies, policies, and standards for the security of, and operations in, cyberspace.

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. Through its vendor management program, and on behalf of the Fund, the Advisor oversees and identifies risks from cybersecurity threats associated with the use of third-party service providers. This vendor oversight program includes periodic reviews of the cybersecurity controls of third-party service providers, the frequency of such reviews is generally based on the nature of the the Advisor’s information processed by the vendor and the vendor’s criticality to business operations.

On behalf of the Fund, the Advisor engages third-party consultants to assess, identify, and/or manage material risks from cybersecurity threats. For example, the Advisor engages third-party consultants to perform audits of its cybersecurity measures and risk management processes, including those applicable to the Fund. The Advisor has also hired qualified independent assessors to review applicable security controls in accordance with the AICPA’s System and Organization Controls assurance programs. Additionally, the Advisor utilizes third-party consultants with specific areas of cybersecurity expertise to review and report on various aspects of its cybersecurity program, including those applicable to the Fund. The results of these consulting engagements are shared with the Fund’s Board of Trustees as part of periodic reports.

The Advisor’s Information Security team has a threat intelligence program which monitors for emerging cyber threats. Taking information gathered from public and private sources, including industry groups such as the U.S. Cybersecurity and Infrastructure Security Agency and the Financial Services Information Sharing and Analysis Center, the organization analyzes such information and incorporates tactics, techniques, and procedures into the program’s security monitoring and detection tools and processes.

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Fund did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Fund, including its day-to-day operations, financial condition, and business strategies. The Advisor’s Enterprise Information Security Team participates in regular testing of applicable incident response processes to ensure appropriate escalation, mitigation, communication and reporting processes are in place. These processes are led by the crisis management team as outlined within the crisis management plan.

The Board provides strategic oversight regarding cybersecurity risks and threats. The Board receives and reviews periodic reports from senior executives in the Advisor’s Information Security Team and the Fund’s management, including the Advisor’s Chief Information Security Officer (“CISO”) and members of the CISO’s staff. These reports contain information about risks from cybersecurity threats, including the results of recent independent reviews of the cybersecurity program, summaries of recent cybersecurity threat intelligence assessments, progress on key initiatives and strategies, and updates on recent regulatory activities, including new regulations and examinations.

The Fund’s management, including the CCO of the Fund, is responsible for assessing and managing material risks from cybersecurity threats. In connection with the Fund’s reliance on the Advisor and the Firms information security team, the CCO relies on the cybersecurity expertise of the Advisor’s CISO and members of the CISO’s staff to assist in assessing and managing the Fund’s material risks from cybersecurity threats. The CISO has over 8 years of experience as a technology and information security leader. The CISO has served as the Advisor’s CISO since 2023. Prior to this role, the CISO was the Deputy CISO for 3 years. The CCO has been responsible for this oversight function as CCO to the Fund for 6 years, and has worked in the financial services industry for over 30 years, during which the CCO has gained expertise in assessing and managing risks applicable to the company.

Management of the Fund is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Advisor. The Board is also made aware of material cybersecurity incidents which impacted the Fund.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We believe that the Advisor's office facilities are suitable and adequate for our business.

Item 3. Legal Proceedings.

As of March 22, 2024, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Shareholders

As of March 22, 2024, we had 3,136 record holders of our Shares.

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

The following table summarizes the total Common Shares issued and proceeds received in connection with our Public Offering and distribution reinvestment program for the period commencing on July 24, 2015 (inception) through December 31, 2023:

	Inception through December 31, 2023
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

Unregistered Sale of Equity Securities

None.

Distributions

Distributions to our shareholders are governed by our declaration of trust. The timing and amount of our monthly or quarterly distributions, if any, is determined by our Board of Trustees. Any distributions to our shareholders are declared out of assets legally available for distribution. The following table presents the total cash distributions declared per Common Share outstanding during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	Cash Distributions Declared Per Share
Quarter	2023	2022	2021
First	$0.71000	$0.88000	$0.10671
Second	0.41000	0.82000	1.05000
Third	—	0.82000	0.99000
Fourth	0.30000	1.44000	0.18000
Total	$1.42000	$3.96000	$2.32671

Because we intend to maintain our ability to be subject to tax as a regulated investment company ("RIC"), we intend to distribute at least 90% of our annual taxable income to our shareholders. To the extent our taxable earnings fall below the total amount of our paid distributions for any given fiscal year, a portion of those paid distributions may be deemed to be a tax return of capital to our shareholders. For the year ended December 31, 2023, the distributions paid to shareholders were estimated to be comprised of taxable income (ordinary income and capital gains) and a return of capital for federal income tax purposes. In January 2024, a Form 1099-DIV was sent to our non-corporate shareholders which reported the amount and source allocations of our fiscal 2023 declared distributions.

Item 6. Selected Financial Data.

The following selected financial data (i) as of and for the year ended December 31, 2023, (ii) as of and for the year ended December 31, 2022, (iii) as of and for the year ended December 31, 2021, (iv) as of and for the year ended December 31, 2020 and (v) as of and for the year ended December 31, 2019 is derived from our financial statements. The following selected financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included in this Report:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Statements of Operations data:
Dividends from investment in GCIF	$1,057	$3,624	$5,652	$8,798	$10,389
Operating expenses
Total operating expenses	451	532	663	1,010	1,098
Reimbursement of expense support	—	—	—	151	246
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	—	(294)	(1,314)	—
Net expenses (reimbursement)	451	532	369	(153)	1,344
Net investment income	606	3,092	5,283	8,951	9,045
Net realized gain (loss) from redemption of investment in GCIF	—	—	(44)	(281)	23
Long term gain distributions from investment in GCIF	—	—	—	—	849
Net change in unrealized appreciation (depreciation) from investment in GCIF	(180)	(4,326)	8,817	(3,614)	(5,894)
Net increase (decrease) in net assets resulting from operations	$426	$(1,234)	$14,056	$5,056	$4,023
Per Share data:
Net Asset Value per Common Share	$1.13	$2.52	$6.56	$7.98	$8.24
Net investment income per Common Share outstanding - basic and diluted	$0.04	$0.19	$0.32	$0.53	$0.52
Earnings (loss) per Common Share - basic and diluted	$0.03	$(0.08)	$0.86	$0.30	$0.23
Distributions per Common Share	$1.42	$3.96	$2.33	$0.54	$0.65
Other data:
Total investment return-net price (1)	N/A	N/A	N/A	N/A	N/A
Total investment return-net asset value (2)	1.72%	(2.52)%	11.80%	3.94%	2.76%
Total investment activity for the period	$—	$—	$2,555	$5,502	$5,605
Statements of Assets and Liabilities data:
Total assets	$18,518	$41,276	$107,052	$133,192	$141,741
Total net assets	$18,397	$41,115	$106,886	$131,758	$139,688

(1)	Total investment return-net price is a measure of total return for shareholders, assuming the purchase of the Company’s Common Shares at the beginning of the period and the reinvestment of all distributions declared during the period. More specifically, total investment return-net price is based on (i) the purchase of Common Shares at the net offering price on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) purchased Common Shares plus (B) any Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return-net price calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the Common Shares issued pursuant to the distribution reinvestment plan are issued at the then net offering price per Common Share on each distribution payment date. Since there is no public market for the Company’s Common Shares, the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period presented. Total investment return-net price is not annualized for the period from July 24, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(2)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that (i) cash distributions are reinvested in accordance with the Company’s distribution reinvestment plan and (ii) the shares issued pursuant to the distribution reinvestment plan are issued at the then current public offering price, net of sales load, on each monthly distribution payment date. Since there is no public market for the Company’s shares, terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Total investment return-net asset value is not annualized for the period from July 24, 2015 (inception) to December 31, 2015. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

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

For the Master Fund, as of March 22, 2024, over 95% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through March 22, 2024	$7.23	$7.60	$20.86
Number of Portfolio Companies at beginning of Year	18	—	—
Number of Portfolio Companies at end of Year	10	—	—
YTD Portfolio sales and repayments ($ in thousands)	$27,684	$—	$—
Cumulative Liquidating Distributions Declared through March 22, 2024 ($ in thousands)	$(185,046)	$(123,859)	$(36,219)
Percentage of December 31, 2020 NAV Declared through March 22, 2024	95.60%	95.20%	92.00%
Net Assets at beginning of Year ($ in thousands)	$61,273	$41,115	$12,926
Net Assets at end of Year ($ in thousands)	$27,777	$18,397	$6,097
Net asset value per share at end of Year	$1.09	$1.13	$3.51

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
39

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

Results of Operations

Operating results for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Total investment income	$1,057	$3,624	$5,652
Net expenses	451	532	369
Net investment income	606	3,092	5,283
Net realized losses from redemption of investment in GCIF	—	—	(44)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(180)	(4,326)	8,817
Net increase (decrease) in net assets resulting from operations	$426	$(1,234)	$14,056

Investment Income

Investment income consisted solely of distributions from the Master Fund for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

Operating Expenses

Operating expenses consisted of the following major components for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	For the Years Ended December 31,
	2023	2022	2021
Administrative services	$15	$15	$15
Related party reimbursements	48	69	121
Trustees fees	1	—	—
Professional services fees	37	95	98
Transfer agent expense	327	314	307
Other expenses	23	39	48
Total operating expenses	451	532	663
Less: Expense support from related parties	$—	$—	$(294)
Net expenses	$451	$532	$369

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

Net Realized Gains (Losses) from Investment

For the year ended December 31, 2023, we did not incur a realized gain. During the year ended December 31, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

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

Changes in Unrealized Appreciation (Depreciation) from Investment

For the year ended December 31, 2023, the total net change in unrealized depreciation on our investment in the Master Fund was $(180) million. The decrease in net unrealized depreciation for the year ended December 31, 2023 was primarily due to the decrease in the Master Fund's total assets. For the year ended December 31, 2022, the total net change in unrealized depreciation on our investment in the Master Fund was $(4.3) million. The decrease in net unrealized depreciation for the year ended December 31, 2022 was primarily due to the decrease in the Master Fund's total assets. For the year ended December 31, 2021, the total net change in unrealized appreciation on our investment in the Master Fund was $8.8 million. The increase in net unrealized appreciation for the year ended December 31, 2021 was primarily due to partial market recovery from the negative economic impact and increased uncertainty caused by COVID-19 to the Master Fund's portfolio companies.

Cash Flows for the Years Ended December 31, 2023, December 31, 2022, and December 31, 2021

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 net cash provided by operating activities was $22.7 million, $62.8 million, and $41.1 million, respectively. During the year ended December 31, 2023, distributions from the Master Fund were the primary provider of cash. During the year ended December 31, 2022, proceeds from liquidation distributions was the primary source of cash. In December 31, 2021, redemption of shares and distributions from the Master Fund were the primary provider of cash.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 net cash used in financing activities was $(23.1) million, $(64.5) million, and $(40.2) million, respectively. In 2023, shareholder distributions of $(23.1) million was the primary use of cash. In 2022, the shareholder distributions of $(64.5) million were the primary use of cash. In 2021, the repurchase of Common Shares of $(2.6) million and shareholder distributions of $(37.2) million were the primary use of cash.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023 and December 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of December 31, 2023, 99.9% of the Master Fund's debt investments (97.5% of total investments), or $23.3 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund's floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund's floating rate credit facility. To the extent that a majority of the Master Fund's investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund's consolidated financial statements.

Based on our investment in the Master Fund as of December 31, 2023, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund's investment portfolio and (ii) interest expense on the Master Fund's floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(3)	$—
+50 bps	49	—
+100 bps	103	0.01
+150 bps	157	0.01
+200 bps	211	0.01

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund 2016 T

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Guggenheim Credit Income Fund 2016 T (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian. When replies were not received by the custodian, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New York, NY

March 22, 2024

A member firm of Ernst & Young Global Limited

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investment in Guggenheim Credit Income Fund ("GCIF") (17,061,497 shares purchased at a cost of $27,396 and 17,061,497 shares purchased at a cost of $49,545, respectively)	$18,517	$40,846
Cash	1	430
Total assets	18,518	41,276

Liabilities
Accounts payable, accrued expenses and other liabilities	58	51
Accrued professional services fees	51	99
Payable to related parties	12	11
Total liabilities	121	161
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$18,397	$41,115

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$16	$16
Paid-in-capital in excess of par value	31,193	53,582
Accumulated loss, net of distributions	(12,812)	(12,483)
Total net assets	$18,397	$41,115
Net asset value per Common Share (NAV)	$1.13	$2.52

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment Income
Dividends from investment in GCIF	$1,057	$3,624	$5,652
Total investment income	1,057	3,624	5,652

Operating Expenses (1)
Administrative services	15	15	15
Related party reimbursements	48	69	121
Trustees fees	1	—	—
Professional services fees	37	95	98
Shareholder servicing expenses	—	—	74
Transfer agent expense	327	314	307
Other expenses	23	39	48
Total operating expenses	451	532	663
Less: Expense support from related parties (See Note 4. Related Party Agreements and Transactions)	—	—	(294)
Net expenses	451	532	369
Net investment income	606	3,092	5,283

Realized and unrealized gains (losses):
Net realized loss from redemption of investment in GCIF	—	—	(44)
Net realized loss from investment in GCIF	—	—	(44)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(180)	(4,326)	8,817
Net realized and unrealized gains (losses)	(180)	(4,326)	8,773
Net increase (decrease) in net assets resulting from operations	$426	$(1,234)	$14,056

Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.04	$0.19	$0.32
Earnings (loss) per Common Share outstanding - basic and diluted	$0.03	$(0.08)	$0.86
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188	16,351,518
Distributions per Common Share outstanding	$1.42	$3.96	$2.33

(1)	Operating expenses solely represent the Company's operating expenses and do not include the Company's proportionate share of the Master Fund's operating expenses.

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Earnings (Loss), net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2020	16,519,873	$17	$145,301	$(13,560)	$131,758
Operations:
Net investment income	—	—	—	5,283	5,283
Net realized losses from investment in GCIF	—	—	—	(44)	(44)
Net change in unrealized appreciation from investment in GCIF	—	—	—	8,817	8,817
Net increase in net assets resulting from operations	—	—	—	14,056	14,056
Shareholder distributions:
Distributions from earnings	—	—	—	(7,964)	(7,964)
Distributions representing a return of capital	—	—	(29,982)	—	(29,982)
Net decrease in net assets resulting from shareholder distributions	—	—	(29,982)	(7,964)	(37,946)
Capital share transactions:
Common Shares issued from reinvestment of distributions	88,466	— (1)	719	—	719
Common Shares repurchased	(311,151)	(1)	(2,554)	—	(2,555)
Distribution services charge	—	—	854	—	854
Net decrease in net assets resulting from capital share transactions	(222,685)	(1)	(981)	—	(982)
Reclassifications of permanent book tax differences	—	—	(37)	37	—
Net increase (decrease) for the year	(222,685)	(1)	(31,000)	6,129	(24,872)
Balance at December 31, 2021	16,297,188	$16	$114,301	$(7,431)	$106,886
Operations:
Net investment income	—	—	—	3,092	3,092
Net change in unrealized depreciation from investment in GCIF	—	—	—	(4,326)	(4,326)
Net decrease in net assets resulting from operations	—	—	—	(1,234)	(1,234)
Shareholder distributions:
Distributions from earnings	—	—	—	(3,818)	(3,818)
Distributions representing a return of capital	—	—	(60,719)	—	(60,719)
Net decrease in net assets resulting from shareholder distributions	—	—	(60,719)	(3,818)	(64,537)
Net decrease for the year	—	—	(60,719)	(5,052)	(65,771)
Balance at December 31, 2022	16,297,188	$16	$53,582	$(12,483)	$41,115
Operations:
Net investment income	—	—	—	606	606
Net change in unrealized depreciation from investment in GCIF	—	—	—	(180)	(180)
Net increase in net assets resulting from operations	—	—	—	426	426
Shareholder distributions:
Distributions from earnings	—	—	—	(755)	(755)
Distributions representing a return of capital	—	—	(22,389)	—	(22,389)
Net decrease in net assets resulting from shareholder distributions	—	—	(22,389)	(755)	(23,144)
Net decrease for the year	—	—	(22,389)	(329)	(22,718)
Balance at December 31, 2023	16,297,188	16	31,193	(12,812)	18,397

(1)	Amount is less than $1,000

See Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$426	$(1,234)	$14,056
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Redemption of Master Fund shares	—	—	2,555
Proceeds from liquidation distribution	22,149	59,673	32,909
Net realized loss from investment in GCIF	—	—	44
Net change in unrealized (appreciation) depreciation from investment in GCIF	180	4,326	(8,817)
Decrease in operating assets:
Principal receivable	—	—	6
Receivable from related parties	—	—	397
Increase (decrease) in operating liabilities:
Due to Dealer Manager	—	—	(83)
Accounts payable, accrued expenses and other liabilities	7	(10)	33
Accrued professional services fees	(48)	23	34
Payable to related parties	1	(18)	(16)
Net cash provided by operating activities	22,715	62,760	41,118

Financing activities
Repurchase of Common Shares	—	—	(2,555)
Distributions paid	(23,144)	(64,537)	(37,227)
Payment of DSS Fees	—	—	(382)
Net cash used in financing activities	(23,144)	(64,537)	(40,164)

Net increase (decrease) in cash	(429)	(1,777)	954
Cash, beginning of year	430	2,207	1,253
Cash, end of year	$1	$430	$2,207
Supplemental information and non-cash financing activities:
Distributions reinvested	$—	$—	$719
Due to Dealer Manager	$—	$—	$(854)

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

As of December 31, 2023, the Company owned 66.7% of the Master Fund's outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, open U.S. Federal and state income tax years include the tax years ended September 30, 2020 through September 30, 2023. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company's investment in the Master Fund, a related party:

	End of Year	Weighted Average Shares Owned				% of Net
Year Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
December 31, 2023	17,061,497	17,061,497	17,061,497	$27,396	$18,517	100.7%
December 31, 2022	17,061,497	17,061,497	17,061,497	$49,545	$40,846	99.3%

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

Notes to Financial Statements

As of the Board of Trustees' approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $1.5 million. The Company has determined that it is unlikely to receive expense support from Guggenheim.

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2023, December 31, 2022, and December 31, 2021; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		For the Years Ended December 31,
Related Party (1)	Source Agreement & Description	2023	2022	2021
	Related Party Expenses:
Guggenheim	Administrative Services Agreement - expense reimbursement	$48	$69	$121
	Related Party Income:
Guggenheim	Expense Support Agreement - expense support received from related parties	$—	$—	$294

(1)	Not included in the table above is the Company's change in "Due to Dealer Manager" which represents the payable balances associated with the DSS Fee. For a breakdown of the Company's "Due to Dealer Manager" balance see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of December 31, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company's Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.

The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company's Public Offering and (ii) reinvestment of distributions for (a) the year ended December 31, 2023 and (b) the period commencing on July 24, 2015 (inception) through December 31, 2023:

	Year Ended		Inception through
	December 31, 2023		December 31, 2023
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,408	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,408	154,808
Reinvestment of shareholders' distributions	—	—	2,550,474	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,882	$176,819
Average net proceeds per Common Share	$—		$9.06

Notes to Financial Statements

Repurchase of Common Shares

The following table is a summary of the quarterly tender offers, completed pursuant to the share repurchase program, during the three years ended December 31, 2023, December 31, 2022, and December 31, 2021 :

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

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2023
March 22	March 23	$0.71000	$0.71000	$11,570
June 23	June 26	0.41000	0.41000	6,684
October 5	October 6	0.30000	0.30000	4,888
			$1.42000	$23,142

Notes to Financial Statements

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2022
February 3	February 7	$0.88000	$0.88000	$14,342
May 23	May 25	0.82000	0.82000	13,364
August 25	August 29	0.82000	0.82000	13,362
October 28	October 31	0.82000	0.82000	13,365
December 22	December 23	0.62000	0.62000	10,104
			$3.96000	$64,537

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2021
January 11	January 13	$0.03557	$0.03557	$587
February 9	February 11	0.03557	0.03557	589
March 8	March 9	0.03557	0.03557	590
June 3	June 7	1.05000	1.05000	17,112
August 4	August 6	0.99000	0.99000	16,134
November 3	November 5	0.18000	0.18000	2,934
			$2.32671	$37,946

Notes to Financial Statements

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, and December 31, 2019 :

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$2.52	$6.56	$7.98	$8.24	$8.65
Net investment income (1)	0.04	0.19	0.32	0.53	0.52
Net realized gains (losses) from investment in GCIF (1)	—	—	—	(0.02)	0.05
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.01)	(0.27)	0.54	(0.21)	(0.34)
Net increase (decrease) resulting from operations	0.03	(0.08)	0.86	0.30	0.23
Distributions to common shareholders
Distributions from net investment income (3)	(0.05)	(0.23)	(0.49)	(0.53)	(0.52)
Distributions from realized gains on investment (3)	—	—	—	—	(0.13)
Distributions in excess of net investment income (3)	—	—	—	(0.01)	—
Distributions representing return of capital (3)	(1.37)	(3.73)	(1.84)	—	—
Net decrease resulting from distributions	(1.42)	(3.96)	(2.33)	(0.54)	(0.65)
Capital Share Transactions
Distribution services charge (7)	—	—	0.05	(0.02)	0.01
Net increase (decrease) in net assets resulting from Capital Share transactions	—	—	0.05	(0.02)	0.01
Net asset value, end of period	$1.13	$2.52	$6.56	$7.98	$8.24

INVESTMENT RETURNS
Total investment return-net asset value (4)	1.72%	(2.52)%	11.80%	3.94%	2.76%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$18,397	$41,115	$106,886	$131,758	$139,688
Average net assets (5)	$27,713	$77,784	$123,426	$129,307	$148,654
Common Shares outstanding, end of period	16,297,188	16,297,188	16,297,188	16,519,873	16,961,080
Weighted average Common Shares outstanding	16,297,188	16,297,188	16,351,518	16,836,051	17,454,069
Ratios-to-average net assets: (5) (6)
Total expenses	1.62%	0.69%	0.54%	0.78%	0.74%
Effect of expense support reimbursement to (received from) the Advisor	—%	—%	(0.24)%	(0.90)%	0.16%
Net expenses	1.62%	0.69%	0.30%	(0.12)%	0.90%
Net investment income	2.19%	3.97%	4.28%	6.92%	6.08%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.
57

Notes to Financial Statements

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. As of December 31, 2023, the Company estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund's total expenses-to-average net assets for the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020, and December 31, 2019 were 5.16%, 3.30%, 5.06%, 7.30%, and 7.87% respectively.

(7)	The per share impact of the distribution services component of the DSS Fee is calculated as the amount of the adjustment to distribution services component of the DSS Fee charged to “Paid-in-capital in excess of par value” divided by common shares outstanding at the end of the period.

Note 8. Taxable/Distributable Income

Income and capital gain distributions are determined in accordance with the Code and federal tax regulations, which may differ from amounts determined in accordance with GAAP. The book-to-tax basis differences, which could be material, may be due to differing treatments of income and gains on various investment securities held by the Master Fund. Permanent book-to-tax basis differences result in reclassifications to paid-in capital in excess of par value and accumulated distributions in excess of net investment income. Undistributed (distributions in excess of) net investment income, accumulated net realized gains and accumulated net unrealized appreciation on investments, may include temporary book and tax basis differences which will reverse in subsequent periods.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company made the following reclassifications of permanent book-to-tax basis differences. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the permanent book-to-tax basis differences were primarily composed of offering expenses and interest expense related to distribution fees that are not tax deductible.

	For the Years Ended December 31,
Capital Accounts	2023	2022	2021
Paid in capital in excess of par value	$—	$—	$(11)
Distributions in excess of net investment income	—	—	11
Total	$—	$—	$—

The following table reconciles net increase (decrease) in net assets resulting from operations to total taxable income available for distributions for the tax years ended September 30, 2023, September 30, 2022 and September 30, 2021:

	Tax Years Ended September 30,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$(784)	$(3,695)	$2,333
Net change in unrealized appreciation	1,480	6,978	4,247
Other book-tax differences	330	(3)	112
Total taxable income available for distributions	$1,026	$3,280	$6,692

Notes to Financial Statements

The Company did not incur U.S. federal excise tax for the calendar years ended December 31, 2022 and December 31, 2021, and the Company does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2023. The tax character of shareholder distributions attributable to the tax years ended September 30, 2023, September 30, 2022 and September 30, 2021 was as follows:

	Tax Years Ended September 30,
Paid Distributions attributable to:	2023	2022	2021
Ordinary income	$1,026	$3,280	$6,693
Long-term capital gains (1)	—	—	—
Return of capital	40,694	40,723	29,969
Total	$41,720	$44,003	$36,662
Paid distributions as a percentage of taxable income available for distributions	4,066%	1,342%	548%

(1)	The Company designates as long term capital gain dividends, pursuant to Internal Revenue Code Section 852(b)(3).

As of September 30, 2023, September 30, 2022 and September 30, 2021 the components of tax basis accumulated earnings were as follows:

	As of September 30,
	2023	2022	2021
Undistributed ordinary income, net	$—	$—	$—
Undistributed capital losses	(174)	(174)	(174)
Unrealized losses	(8,967)	(7,150)	(4,419)
Other temporary adjustments	(47)	(54)	(57)
Total accumulated earnings, net	$(9,188)	$(7,378)	$(4,650)

Under the current tax law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At September 30, 2023, the Company had incurred $(174) of long-term capital losses.

Note 9. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 is presented below:

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$550	$—	$205	$302
Net investment income	448	(157)	82	233
Net change in unrealized appreciation (depreciation) from investment	(420)	625	(367)	(18)
Net increase in net assets resulting from operations	28	468	(285)	215
Net assets	18,397	23,259	22,791	29,760
Total investment income per Common Share outstanding - basic and diluted	0.03	—	0.01	0.02
Net investment income per Common Share outstanding - basic and diluted	0.04	(0.01)	—	0.01
Earnings per Common Share - basic and diluted	0.01	0.03	(0.02)	0.01
Net asset value per Common Share at end of quarter	1.13	1.43	1.40	1.83

Notes to Financial Statements

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$611	$693	$863	$1,457
Net investment income	541	539	706	1,306
Net change in unrealized appreciation (depreciation) on investment	(1,720)	(673)	(2,138)	205
Net increase (decrease) in net assets resulting from operations	(1,179)	(134)	(1,432)	1,511
Net assets	41,115	65,763	79,259	94,055
Total investment income per Common Share outstanding - basic and diluted	0.04	0.04	0.05	0.08
Net investment income per Common Share outstanding - basic and diluted	0.04	0.03	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	(0.01)	(0.09)	0.09
Net asset value per Common Share at end of quarter	2.52	4.04	4.86	5.77

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$858	$932	$2,154	$1,708
Net investment income	732	786	2,002	1,763
Net realized gain (loss) from investment in GCIF	—	—	—	(44)
Net change in unrealized appreciation (depreciation) on investment	(126)	190	3,828	4,925
Net increase (decrease) in net assets resulting from operations	606	976	5,830	6,644
Net assets	106,886	109,214	124,372	135,654
Total investment income per Common Share outstanding - basic and diluted	0.05	0.05	0.12	0.11
Net investment income per Common Share outstanding - basic and diluted	0.04	0.04	0.12	0.10
Earnings (loss) per Common Share - basic and diluted	0.04	0.06	0.36	0.40
Net asset value per Common Share at end of quarter	6.56	6.70	7.63	8.32

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2023 at a reasonable level of assurance.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our assessment, management concluded that, at December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees

Pursuant to the Company’s Declaration of Trust and bylaws, the Company’s business and affairs are managed under the direction of the Board of Trustees, which has overall responsibility for monitoring and overseeing the Company’s management and operations. The Board of Trustees consists of three members, two of whom are considered Independent Trustees. The initial Trustees were elected by the Company's organizational shareholders. The Trustees are subject to removal or replacement in accordance with Delaware law and the Company’s Declaration of Trust.

On November 8, 2023, the Master Fund announced that Eric Rosenblatt tendered his resignation as a trustee of the Master Fund to pursue other opportunities. Mr. Rosenblatt served as an independent trustee, a member of the Audit Committee and Nominating and Governance Committee, and as Chairman of the Independent Trustees Committee. Mr. Rosenblatt’s decision to resign is not the result of any disagreement with the Master Fund, its advisor or their affiliates regarding their operations, policies, practices or otherwise.

Messrs. Goodman and Roth are “Independent Trustees,” defined as Trustees who (i) are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act, and (ii) meet the independence requirements of Section 10A(m)(3) of the Exchange Act, and the rules and regulations of the SEC thereunder and under the Securities Act.

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

Mr. Goodman was selected as one of our two Independent Trustees because of his experience in the asset management industry and as a chief investment officer; as well as his prior and current experience as a director for other non-traditional funds.

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

Mr. Roth was selected as one of our two Independent Trustees because of his prior experience in capital raising transactions and strategic planning and his leadership roles at several firms in the financial service industry. He also has finance expertise which, we believe, is beneficial in providing leadership on the Audit Committee.

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

Name and Age of Trustee	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Trustee
Interested Trustees (2)
Matthew S. Bloom, 46	Chief Executive Officer, Chairman of the Board of Trustees and President	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017-present).
Independent Trustees
Marc S. Goodman, 75	Trustee, Chairman of the Nominating and Governance Committee, Member of the Audit Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Director, Conyers Consulting Group, (2014-present); Managing Director, Statsure Financial Services (2017-present); Co-Executive Chairman, Co-Chief Investment Officer, Kenmar Olympia Group, (1983-2014).	GCIF Master/Feeder Complex (2015-present); Director, Duet Commodities Fund Limited, (2014-2017); Director, Electrum Special Acquisition Corporation, (2015-2018).
Peter E. Roth, 65	Trustee, Chairman of the Audit Committee (3), Member of the Nominating and Governance Committee, Member of the Independent Trustees Committee	Appointed 2015	Managing Partner, Rothpoint Group llc, (2017-present); Managing Partner, JP Charter Oak Advisors llc, (2012-2018); Chief Executive Officer, KBW Asset Management, Inc., (2006-2012).	GCIF Master/Feeder Complex (2015-present); Non Executive Director, City of London Investment Group plc, (2019-present); Non Executive Director, City of London Investment Management, (2019-present); Board Member, St. Mary’s Healthcare System for Children, (2010-present); Director, Stone Point Credit Corporation (2020 - Present).

(1)	Guggenheim Partners is an affiliate of the Company.

(2)	Messrs. Bloom, our Interested Trustee, is a senior executive of Guggenheim who provides services to us.

(3)	Our Board of Trustees has determined that Independent Trustee and Audit Committee Chairman Peter E. Roth is an "audit committee financial expert" as that term is defined under Item 407(d)(5) of Regulation S-K of the Exchange Act.
64

Executive Officers

Information regarding our executive officers is set forth below. Unless otherwise noted, the address for each executive officer is c/o Guggenheim Credit Income Fund, 330 Madison Avenue, New York, New York 10017. The five executive officers identified below also serve as executive officers of the Master Fund and Guggenheim Credit Income Fund 2019 in the same positions. The Company does not have any employees.

Name and Age of Officer	Position(s) Held with Company	Term of Office-Length of Time Served	Principal Occupation(s) Past Five Years (1)	Other Directorships Held by Officer
Matthew S. Bloom, 46	Chief Executive Officer and Chairman of the Board of Trustees	Appointed 2017	Senior Managing Director and Head of Research, Guggenheim Partners, (2006-present).	GCIF Master/Feeder Complex (2017 - present).
James Howley, 52	Chief Financial Officer and Treasurer	Appointed 2022	Chief Financial Officer, Chief Accounting Officer, Treasurer, Guggenheim Partners (2022-present); Asset Treasurer (2004-2022).	None
Amy J. Lee, 62	Secretary and Chief Legal Officer	Appointed 2018

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

Guggenheim Fund Complex (2)(2018-present)
Brian E. Binder, 52	Senior Vice President	Appointed 2018

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
Joanna M. Catalucci, 57	Chief Compliance Officer and Anti-Money Laundering Officer	Appointed 2018

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

Member of Board of Trustees, Merrimack College, (2018 - present).

(1)	Guggenheim, Guggenheim Partners, W. P. Carey Inc. and CCA are affiliates of the Company for all or a portion of 2023.

(2)	The Guggenheim Fund Complex includes all registered closed- and open-end funds (including all of their portfolios) advised by the Advisor and any funds that have an investment adviser or servicing agent that is an affiliated person of the Advisor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Trustees, Executive Officers and persons who are the beneficial owners of more than 10% of our Common Shares file reports of their ownership and changes in ownership of our Common Shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based solely upon a review of the copies of such reports furnished to us as filed with the SEC and other written representations that no other reports were required to be filed during the year, the Company believes that all Trustees, Executive Officers and beneficial owners of 10% or more of our Common Shares were in compliance with the reporting requirements of Section 16(a) of the Exchange Act during 2023.

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

Independent Trustees Committee. Our Independent Trustees Committee consists of all of our Independent Trustees. Mr. Goodman currently serves as Chairman of the Independent Trustees Committee. The Independent Trustees Committee assists the Board of Trustees by acting as a liaison between the Board of Trustees and our principal service providers, including without limitation, our Advisor. The Independent Trustees Committee is responsible for assessing the flow of information between our management and the Board of Trustees and overseeing the annual approval process of the Investment Advisory Agreement and the Administrative Services Agreement. The Independent Trustees Committee is also responsible for addressing conflict of interest matters and directing the retention of any consultants that the Board of Trustees may deem necessary or appropriate. Time is allotted at each quarterly meeting of our Board of Trustees for the Independent Trustees to meet and discuss any issues that they deem necessary or appropriate. The Independent Trustees may also choose to meet in executive session outside the presence of the Interested Trustees during the course of other meetings of our Board of Trustees or at other times as they deem necessary or appropriate.

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

In fiscal year 2023, the compensation schedule for each Independent Trustee consisted of a $70,000 annual retainer fee, $2,500 for participation in each regular in-person Board of Trustees meetings, $1,000 for (i) all committee meetings held during any regular Board of Trustees meeting and (ii) telephonic meetings of the Board of Trustees and committees, $250 for consideration and approval of resolutions submitted for unanimous written consent, and reasonable out-of-pocket expenses incurred in connection with attending via conference call and webinar of the Board of Trustees and committee. In addition, the Audit Committee chairman was compensated with a $10,000 annual retainer fee. The table below sets forth the compensation received by each Independent Trustee from the Master Fund for the fiscal year ended December 31, 2023; the Independent Trustees did not receive any additional compensation from the Feeder Funds and compensation for the Delaware Trustee and Independent Trustees' travel expenses are not included in the table below.

INDEPENDENT TRUSTEE COMPENSATION
Fiscal Year ended December 31, 2023
Independent Trustee Names	Total fees earned and received in cash
Marc S. Goodman	$92,000
Eric Rosenblatt	86,806	(1)
Peter E. Roth	102,000
	$280,806

(1)	Due to the resignation of Mr. Rosenblatt, compensation earned was pro-rated based on time served for the year ended December 31, 2023 and outstanding expense reimbursements for out-of-pocket expenses.

In fiscal year 2023, there were no changes to the compensation schedule for each Independent Trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of the date of this Report, information with respect to the beneficial ownership of our Shares by:

•	each person known to us to beneficially own more than 5% of the outstanding Common Shares,

•	each of our Trustees and each executive officer, and

•	all of our Trustees and executive officers as a group.

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
Beneficial Owners of More Than 5%:
None

Trustees and Executive Officers:
Trustees:
Matthew S. Bloom (3)	—	—%
Marc S. Goodman	—	—%
Peter E. Roth	—	—%

Executive Officers:
James Howley, Chief Financial Officer and Treasurer	—	—%
Amy J. Lee, Secretary and Chief Legal Officer	—	—%
Brian Binder, Senior Vice President	—	—%
Joanna M. Catalucci, Chief Compliance Officer and Anti-Money Laundering Officer	—	—%
All Trustees and Executive Officers as a group (7 persons):	—	—%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 16,297,188 Shares issued and outstanding as of March 22, 2024.
(3)	Matthew S. Bloom is also the Chief Executive Officer and President of the registrant.

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
71

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

During 2023 and 2022, the Master Fund incurred $0.7 million and $2.0 million in management fees, respectively, which were payable to Guggenheim.

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

During 2023 and 2022, $0.4 million and $0.4 million, respectively, was paid to Guggenheim to cover personnel expenses, which amount includes both cash compensation and employee benefits, excludes amounts paid by Guggenheim to their respective executive officers (which are not reimbursed by us), and includes an allocation of office rental expenses and of certain other overhead expenses.

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

Item 14. Principal Accounting Fees and Services.

The following table summarizes the audit fees and non-audit related fees accrued or paid to Ernst & Young LLP (the "Independent Accountant") for professional services performed for the Company's fiscal years ended December 31, 2023 and December 31, 2022:

Fiscal Year	Audit and Quarterly Review Fees	Tax Fees (2)
2023	$50,656	$8,173
2022	51,979	8,173

The following table summarizes the audit-related fees and non-audit related fees accrued or paid to the Independent Accountant for professional services performed for our former investment adviser, the Master Fund, and our affiliated Feeder Funds in fiscal years ended December 31, 2023 and December 31, 2022.

	GCIF	GCIF-2019
Fiscal Year	Audit-Related and Tax Fees (1)(2)	Audit-Related and Tax Fees (1)(2)
2023	$19,169	$8,173
2022	19,169	8,173

(1)	Audit-Related Fees: This category consists of those fees accrued or billed to the named entity by the independent accountant in connection with the periodic review of the named entity's registration statements.

(2)	Tax Fees: This category consists of fees accrued or billed to the named entity by the Independent Accountant for tax compliance services and the preparation of income tax returns.

Audit Committee's Pre-Approval Policy on Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Company maintains an Audit Committee charter that, among other things, mandates that the Audit Committee:

•	appoint and retain each year a firm or firms of independent accountants to audit the accounts and records of the Companies, to approve the terms of compensation of such Independent Accountant and to terminate such Independent Accountant as they deem appropriate;
73

•	pre-approve the engagement of the Independent Accountant to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the Independent Accountant), subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act, and as otherwise required by law; and

•	pre-approve non-audit services (subject to the de minimis exceptions under Section 10A(i)(1)(B) of the Exchange Act) rendered by the Independent Accountant to the Company's investment adviser (not including any sub-adviser whose role is primarily portfolio management and is sub-contracted or overseen by another investment adviser), and to any entity controlling, controlled by or under common control with its investment adviser that provides ongoing services to the Company if the scope of the non-audit related services under the engagement relates directly to the operations and financial reporting of the Company.

All of the audit and non-audit services provided by the independent registered public accounting firm for which fees were incurred by us and our affiliates for fiscal years ended December 31, 2023 and December 31, 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

a.	The following financial statements of the registrant are filed as part of this Report in Part II. Item 8. Financial Statements and Supplementary Data.

b.	The consolidated financial statements of Guggenheim Credit Income Fund (the Master Fund) are filed because they are not presented in the financial statements or notes in this Report in Part II. Item 8. Financial Statements and Supplementary Data.

c. The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant's registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant's Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant's Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Registrant's registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.1	Administrative Services Agreement by and between Guggenheim Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund's Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant's Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant's Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund's Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund's Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-K of Guggenheim Credit Income Fund for the year ended December 31, 2023 (Filed herewith)

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	March 22, 2024	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2024	By:	/s/ James Howley
James Howley
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew S. Bloom
Matthew S. Bloom	Chief Executive Officer and Trustee	March 22, 2024
(Principal Executive Officer)

/s/ James Howley
James Howley	Chief Financial Officer	March 22, 2024
(Principal Financial Officer)

/s/ Marc S. Goodman
Marc S. Goodman	Trustee	March 22, 2024

/s/ Peter E. Roth
Peter E. Roth	Trustee	March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Guggenheim Credit Income Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Guggenheim Credit Income Fund and its subsidiary (the “Master Fund”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Master Fund at December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

A member firm of Ernst & Young Global Limited

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter

At December 31, 2023, the fair value of the Master Fund’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $20.6 million. The Master Fund reports changes in fair value of investments as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. As further described in Notes 2 and 5 to the consolidated financial statements, management of the Master Fund under the oversight of the Board of Trustees determines the fair value of the Master Fund’s Level 3 investments using valuation techniques such as market or income approach based models, recent transactions or by obtaining indicative broker quotes. These valuation techniques require the use of significant unobservable inputs and assumptions, as disclosed in Note 5, which may include yield rates, discount rates, market multiples of comparable companies, recovery rates, recent transactions or indicative broker quotes.

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

New York, NY

March 22, 2024

A member firm of Ernst & Young Global Limited

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $31,061 and $48,438, respectively)	$23,926	$40,641
Cash and cash equivalents	3,688	8,956
Interest and dividend income receivable	308	744
Principal receivable	51	11,499
Receivable from related parties	7	10
Unrealized appreciation of foreign currency forward contracts	—	73
Prepaid expenses and other assets	281	222
Total assets	$28,261	$62,145

Liabilities
Accrued management fee	$83	$214
Payable to related parties	75	96
Accrued professional services fees	299	494
Accounts payable, accrued expenses and other liabilities	27	68
Total liabilities	484	872
Commitments and contingencies (Note 8. Commitments and Contingencies)
Net Assets	$27,777	$61,273

Components of Net Assets:
Common shares, $0.001 par value, 1,000,000,000 shares authorized, 25,594,125 and 25,594,125 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$26	$26
Paid-in-capital in excess of par value	44,824	78,102
Accumulated loss, net of distributions	(17,073)	(16,855)
Net assets	$27,777	$61,273
Net asset value per Common Share (NAV)	$1.09	$2.39

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Investment Income
Interest income	$3,352	$8,075	$16,461
PIK interest income	262	132	340
Dividend income	—	179	169
Fee income	21	572	252
Total investment income	3,635	8,958	17,222
Operating Expenses
Interest expense and other financing costs	—	—	2,880
Management fee	726	2,047	4,526
Administrative services	65	139	166
Custody services	27	46	87
Trustees fees	280	293	285
Related party reimbursements	364	436	352
Professional services fees	374	595	740
Other expenses	302	255	237
Total expenses	2,138	3,811	9,273
Net investment income	1,497	5,147	7,949
Realized and unrealized gains (losses):
Net realized gains (losses) on:
Investments	(888)	(335)	(1,618)
Foreign currency forward contracts	101	14	(287)
Foreign currency transactions	15	143	(2)
Net realized losses	(772)	(178)	(1,907)
Net change in unrealized appreciation (depreciation) on:
Investments	662	(6,373)	15,167
Foreign currency forward contracts	(73)	353	488
Foreign currency transactions	—	(2)	(1)
Net change in unrealized appreciation (depreciation)	589	(6,022)	15,654
Net realized and unrealized gains (losses)	(183)	(6,200)	13,747
Net increase (decrease) in net assets resulting from operations	$1,314	$(1,053)	$21,696
Per Common Share information:
Net investment income per Common Share outstanding - basic and diluted	$0.06	$0.20	$0.31
Earnings (loss) per Common Share outstanding - basic and diluted	$0.05	$(0.04)	$0.84
Weighted average Common Shares outstanding - basic and diluted	25,954,125	25,594,125	25,729,824
Distribution per Common Share outstanding	$1.36	$3.71	$2.26

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

 (in thousands, except share and per share data)

	Common Shares			Paid-in-Capital in Excess of Par	Accumulated Earnings (Loss), net
	Shares	Amount		Value	of Distributions	Total
Balance at December 31, 2020	26,272,618	$26		$223,462	$(24,763)	$198,725
Operations:
Net investment income	—	—		—	7,949	7,949
Net realized losses	—	—		—	(1,907)	(1,907)
Net change in unrealized appreciation	—	—		—	15,654	15,654
Net increase in net assets resulting from operations	—	—		—	21,696	21,696
Shareholder distributions:
Distributions from earnings	—	—		—	(8,698)	(8,698)
Distributions representing a return of capital	—	—		(49,165)	—	(49,165)
Net decrease in net assets resulting from shareholder distributions	—	—		(49,165)	(8,698)	(57,863)
Capital share transactions:
Repurchase of Common Shares	(678,493)	—	(1)	(5,278)	—	(5,278)
Net decrease in net assets resulting from capital share transactions	(678,493)	—		(5,278)	—	(5,278)
Net increase (decrease) for the year	(678,493)	—		(54,443)	12,998	(41,445)
Balance at December 31, 2021	25,594,125	$26		$169,019	$(11,765)	$157,280
Operations:
Net investment income	—	—		—	5,147	5,147
Net realized losses	—	—		—	(178)	(178)
Net change in unrealized appreciation	—	—		—	(6,022)	(6,022)
Net decrease in net assets resulting from operations	—	—		—	(1,053)	(1,053)
Shareholder distributions:
Distributions from earnings	—	—		—	(5,433)	(5,433)
Distributions representing a return of capital	—	—		(89,521)	—	(89,521)
Net decrease in net assets resulting from shareholder distributions	—	—		(89,521)	(5,433)	(94,954)
Reclassifications of permanent book-to-tax differences	—	—		(1,396)	1,396
Net decrease for the year	—	—		(90,917)	(5,090)	(96,007)
Balance at December 31, 2022	25,594,125	$26		$78,102	$(16,855)	$61,273
Operations:
Net investment income	—	—		—	1,497	1,497
Net realized losses	—	—		—	(772)	(772)
Net change in unrealized appreciation	—	—		—	589	589
Net increase in net assets resulting from operations	—	—		—	1,314	1,314
Shareholder distributions:
Distributions from earnings	—	—		—	(1,587)	(1,587)
Distributions representing a return of capital	—	—		(33,223)	—	(33,223)
Net decrease in net assets resulting from shareholder distributions	—	—		(33,223)	(1,587)	(34,810)
Reclassifications of permanent book-to-tax differences	—	—		(55)	55	—
Net decrease for the year	—	—		(33,278)	(218)	(33,496)
Balance at December 31, 2023	25,594,125	$26		$44,824	$(17,073)	$27,777

(1)	Amount is less than $1,000

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$1,314	$(1,053)	$21,696
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Capitalized paid-in-kind income	(262)	(217)	(413)
Amortization of premium/accretion of discount, net	(143)	(357)	(904)
Proceeds from sales of investments	23,738	47,738	68,946
Proceeds from paydowns on investments	3,946	33,947	119,199
Net receipt of settlement of derivatives	115	1,109	1,785
Net payment of settlement of derivatives	(13)	(1,095)	(2,072)
Net realized gains (losses) on derivatives	(101)	(14)	287
Purchases of investments	(10,791)	(4,321)	(5,469)
Net realized losses on investments	888	335	1,618
Net change in unrealized (appreciation) depreciation on investments	(662)	6,373	(15,167)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	73	(353)	(488)
Amortization of deferred financing costs	—	—	757
(Increase) decrease in operating assets:
Interest and dividend income receivable	436	192	946
Principal receivable	11,448	(6,752)	(3,808)
Receivable from related parties	3	15	14
Prepaid expenses and other assets	(59)	(30)	7
Increase (decrease) in operating liabilities:
Accrued management fee	(131)	(555)	261
Payable to related parties	(21)	35	(84)
Accrued professional services fees	(195)	—	—
Accounts payable, accrued expenses and other liabilities	(41)	(291)	315
Net cash provided by operating activities	29,542	74,706	187,426
Financing activities
Repurchase of Common Shares	—	—	(5,278)
Credit facility repayments	—	—	(130,000)
Distributions paid	(34,810)	(94,954)	(57,863)
Net cash used in financing activities	(34,810)	(94,954)	(193,141)
Net decrease in cash, cash equivalents and restricted cash	(5,268)	(20,248)	(5,715)
Cash, cash equivalents and restricted cash, beginning of year	8,956	29,204	34,919
Cash, cash equivalents and restricted cash, end of year	$3,688	$8,956	$29,204
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	3,688	8,956	4,556
Restricted cash	—	—	24,648
Total cash, cash equivalents and restricted cash	$3,688	$8,956	$29,204
Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid for interest	$—	$—	$2,156

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS
Debt investments - 84.0%
Automotive
Accuride Corporation	(10)	Senior Secured Loans - First Lien	S+6.87%	12.23%	5/18/2026	$3,458	$3,460	$2,870	10.3%
Total Automotive							3,460	2,870	10.3%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	S+4.25%	9.75%	6/26/2026	955	949	950	3.4%
Total Chemicals, Plastics & Rubber							949	950	3.4%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	12.78%	1/31/2025	3,680	3,675	3,625	13.1%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	12.78%	1/31/2025	540	539	532	1.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+6.75%	12.27%	1/31/2025	331	329	322	1.1%
Total Consumer Goods: Non-Durable							4,543	4,479	16.1%
Energy: Oil & Gas
Basic Energy Services Inc	(12)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,458	21	0.1%
Permian Production Partners	(10)	Senior Secured Loans - First Lien	S+8.00%	13.47%	11/23/2025	418	298	405	1.4%
Total Energy: Oil & Gas							1,756	426	1.5%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.96%	2/21/2026	3,745	3,710	3,183	11.5%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.96%	2/21/2026	1,055	1,045	897	3.2%
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.96%	2/21/2026	143	143	122	0.4%
Polyvision Corp. (Revolver)	(10)(11)	Senior Secured Loans - First Lien	S+8.50%	13.96%	2/21/2026	977	909	831	3.0%
Total Metals & Mining							5,807	5,033	18.1%
Retail
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	12.70%	6/30/2026	995	895	853	3.1%
Save-a-Lot	(11)	Senior Secured Loans - First Lien	S+7.25%	12.70%	6/30/2026	466	261	243	0.9%
Save-a-Lot	(10)(11)	Senior Secured Loans - First Lien	S+7.25%	12.70%	6/30/2026	878	506	458	1.6%
Total Retail							1,662	1,554	5.6%
Services: Business
Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+4.75%	10.31%	3/2/2026	4,715	4,633	4,666	16.8%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	S+5.75%	11.28%	10/20/2025	298	298	277	1.0%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+5.75%	11.28%	10/19/2026	174	174	161	0.6%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2023 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	S+5.75%	11.28%	10/19/2026	412	412	382	1.4%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	S+5.75%	11.28%	10/19/2026	2,751	2,718	2,553	9.2%
							3,602	3,373	12.2%

Total Services: Business							8,235	8,039	29.0%

Total Debt Investments							$26,412	$23,351	84.0%

Equity investments - 2.0%

Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	9	—%
Total Energy: Oil & Gas							—	9	—%
Retail
Save-a-Lot		Equity/Other	N/A	N/A		2,464,384	—	18	—%
Total Retail							—	18	—%

Service: Businesses
YAK BLOCKER 2 LLC SERIES A	(11)	Equity/Other	N/A	N/A		422,178	2,514	251	0.9%
YAK BLOCKER 2 LLC SERIES B-1	(11)	Equity/Other	N/A	N/A		1,130,232	1,923	268	1.0%
YAK BLOCKER 2 LLC SERIES B-2	(11)	Equity/Other	N/A	N/A		120,558	205	29	0.1%
YAK BLOCKER 2 LLC SERIES C-1	(11)	Equity/Other	N/A	N/A		30,451	4	—	—%
YAK BLOCKER 2 LLC SERIES C-2	(11)	Equity/Other	N/A	N/A		28,145	3	—	—%
Total Service: Businesses							4,649	548	2.0%
Total Equity Investments							$4,649	$575	2.0%

Total Investments - 86.0%							$31,061	$23,926	86.0%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.
F-8

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to Secured Overnight Financing Rate ("SOFR") (denoted as "S"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over SOFR based on each respective credit agreement. As of December 31, 2023, SOFR rates ranged between 5.34% for 1-month SOFR to 5.36% for 3-month SOFR.

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2023.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2023, the aggregate gross unrealized appreciation for all securities in which there was an excess of value over tax cost was $0.2 million; the aggregate gross unrealized depreciation for all securities in which there was an excess of tax cost over value was $8.9 million; the net unrealized depreciation was $8.7 million; the aggregate cost of securities for Federal income tax purposes was $32.6 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2023 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Accuride Corporation	S+6.87%	1.62%	S+5.25%	The Portfolio Company may elect PIK up to 1.62%.
Galls LLC	S+7.25%	0.50%	S+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC (Delayed Draw B)	S+7.25%	0.50%	S+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Permian Production Partners	S+8.00%	2.00%	S+6.00%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp.	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp. (Delayed Draw)	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Polyvision Corp. (Revolver)	S+8.50%	2.00%	S+6.50%	The Portfolio Company may elect PIK up to 2.00%.
Save-A-Lot	S+7.25%	5.25%	S+2.00%	The Portfolio Company may elect PIK up to 10.70%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	Investment was on non-accrual status as of December 31, 2023, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2023, debt investments on non-accrual status represented 5.5% and 0.1% of total investments on an amortized cost basis and fair value basis, respectively.

See Notes to Consolidated Financial Statements.

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
INVESTMENTS		`
Debt investments - 65.7%
Automotive
Accuride Corporation		Senior Secured Loans - First Lien	L+5.25%	9.98%	11/17/2023	$4,095	$4,072	$3,490	5.7%
Total Automotive							4,072	3,490	5.7%
Beverage, Food & Tobacco
Checkers Holdings Inc		Senior Secured Loans - First Lien	L+4.25%	8.99%	4/25/2024	1,110	713	910	1.5%
Total Beverage, Food & Tobacco							713	910	1.5%
Chemicals, Plastics & Rubber
Drew Marine Group Inc.	(11)	Senior Secured Loans - First Lien	L+4.25%	8.98%	6/26/2026	965	957	944	1.5%
Total Chemicals, Plastics & Rubber							957	944	1.5%
Consumer Goods: Non-Durable
Galls LLC	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	3,699	3,689	3,607	5.9%
Galls LLC (Delayed Draw B)	(10)(11)	Senior Secured Loans - First Lien	L+7.25%	11.16%	1/31/2025	543	541	529	0.9%
Galls LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.75%	11.12%	1/31/2024	442	425	426	0.7%
							4,655	4,562	7.5%

Pure Fishing, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	12/19/2025	3,899	3,654	2,610	4.3%
Total Consumer Goods: Non-Durable							8,309	7,172	11.8%
Energy: Oil & Gas
Basic Energy Services Inc	(11)(13)	Senior Secured Bonds	N/A	N/A	10/15/2023	4,291	1,520	102	0.2%
Permian Production Partners	(10)(11)	Senior Secured Loans - First Lien	L+8.00%	12.39%	11/23/2025	410	250	409	0.7%
Total Energy: Oil & Gas							1,770	511	0.9%
Hotel, Gaming & Leisure
ASM Global		Senior Secured Loans - First Lien	L+2.50%	6.91%	1/23/2025	2,281	2,279	2,228	3.6%
Total Hotel, Gaming & Leisure							2,279	2,228	3.6%
Metals & Mining
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	3,555	3,520	3,271	5.3%
Polyvision Corp.	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.07%	2/21/2026	1,001	991	921	1.5%

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Polyvision Corp. (Delayed Draw)	(10)(11)	Senior Secured Loans - First Lien	L+7.50%	12.60%	2/21/2026	138	138	127	0.2%
Polyvision Corp. (Revolver)	(9)(10)(11)	Senior Secured Loans - First Lien	L+7.50%	11.12%	8/21/2025	924	851	846	1.4%
Total Metals & Mining							5,500	5,165	8.4%
Retail
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	1,088	979	899	1.4%
Save-a-Lot		Senior Secured Loans - First Lien	S+7.25%	11.93%	6/30/2026	466	261	385	0.6%
Save-a-Lot		Senior Secured Loans - Second Lien	S+9.50%	14.18%	12/31/2026	794	445	484	0.8%
Total Retail							1,685	1,768	2.8%
Services: Business
HealthChannels, Inc.		Senior Secured Loans - First Lien	L+4.50%	8.88%	4/3/2025	1,907	1,892	1,350	2.2%

Hersha Hospitality Management	(11)	Senior Secured Loans - First Lien	S+6.00%	9.81%	3/2/2026	4,765	4,681	4,692	7.6%

PSI Services LLC (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2025	298	298	277	0.5%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	176	176	163	0.3%
PSI Services LLC (Delayed Draw)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/4/2026	416	416	386	0.6%
PSI Services LLC	(11)	Senior Secured Loans - First Lien	L+5.75%	10.16%	10/16/2026	2,780	2,746	2,580	4.2%
							3,636	3,406	5.6%

YAK Access, LLC	(11)	Senior Secured Loans - Second Lien	L+10.00%	13.64%	7/10/2026	5,000	4,805	642	1.0%
Total Services: Business							15,014	10,090	16.4%
Technology
Allvue Systems (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/6/2024	105	92	100	0.2%
Allvue Systems (Term Loan)	(11)	Senior Secured Loans - First Lien	L+5.75%	10.48%	9/4/2026	842	840	811	1.3%
							932	911	1.5%

Apptio, Inc.	(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	1/10/2025	4,900	4,873	4,882	8.0%
Apptio, Inc. (Revolver)	(9)(11)	Senior Secured Loans - First Lien	L+6.00%	10.81%	12/3/2024	196	176	182	0.3%
							5,049	5,064	8.3%

Wide Orbit, Inc. (Revolver)	(9)(11)(12)	Senior Secured Loans - First Lien	N/A	N/A	7/8/2025	—	—	(4)	—%
Total Technology							5,981	5,971	9.8%
Telecommunications

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022 (in thousands)
Portfolio Company (1) (2) (3)	Footnotes	Investment	Spread Above Reference Rate (4)	Interest Rate (4) (5)	Maturity Date	Principal / Par Amount / Shares (6)	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Firstlight Fiber		Senior Secured Loans - First Lien	L+3.50%	7.88%	7/23/2025	2,163	2,158	2,007	3.3%
Total Telecommunications							2,158	2,007	3.3%
Total Debt Investments							$48,438	$40,256	65.7%
Equity investments - 0.6%
Energy: Oil & Gas
Permian Production Partners	(11)	Equity/Other	N/A	N/A		203,022	—	79	0.1%
Total Energy: Oil & Gas							—	79	0.1%
Retail
Save-a-Lot	(11)	Equity/Other	N/A	N/A		53,097	—	30	—%
Total Retail							—	30	—%

Technology
Wide Orbit (Warrants)	(11)	Equity/Other	N/A	N/A		96,480	—	276	0.5%
Total Technology							—	276	0.5%
Total Equity Investments							$—	$385	0.6%

Total Investments - 66.3%							$48,438	$40,641	66.3%

December 31, 2022 (in thousands)
Derivative Counterparty	Settlement Date	Amount Purchased	Amount Sold	Amortized Cost (7) (8)	Fair Value	% of Net Assets
Foreign Currency Forward Contracts
JPMorgan Chase Bank	1/17/2023	$3,045	£2,457	—	$73	0.1%
					$73	0.1%

(1)	Security may be an obligation of one or more entities affiliated with the named portfolio company.

(2)	All debt and equity investments are income producing unless otherwise noted.

(3)	All investments are non-controlled/non-affiliated investments as defined by the Investment Company Act of 1940 (the "1940 Act"). The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The provisions of the 1940 Act also classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities.

(4)	The periodic interest rate for all floating rate loans is indexed to London Interbank Offered Rate ("LIBOR" or "LIBOR rate") (denoted as "L"), Euro Interbank Offered Rate ("EURIBOR") (denoted as "E"), British Pound Sterling LIBOR ("GBP LIBOR") (denoted as "G"), Secured Overnight Financing Rate ("SOFR") (denoted as "S"), Sterling Overnight Index Average ("SONIA") (denoted as "N") or Prime Rate (denoted as "P"). Pursuant to the terms of the underlying credit agreements, the base interest rates typically reset annually, semi-annually, quarterly or monthly at the borrower's option. The borrower may also elect to have multiple interest reset periods for each loan. For each of these floating rate loans, the Consolidated Schedule of Investments presents the applicable margin over LIBOR, EURIBOR, GBP LIBOR or Prime based on each respective credit agreement. As of December 31, 2022, LIBOR rates ranged between 4.39% for 1-month LIBOR to 5.14% for 6-month LIBOR.
F-12

GUGGENHEIM CREDIT INCOME FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

(5)	For portfolio companies with multiple interest rate contracts under a single credit agreement, the interest rate shown is a weighted average current interest rate in effect at December 31, 2022.

(6)	Unless noted otherwise, the principal amount (par amount) for all debt securities is denominated in U.S. dollars. Equity investments are recorded as number of shares owned.

(7)	Cost represents amortized cost, inclusive of any capitalized paid-in-kind income ("PIK"), for debt securities, and cost plus capitalized PIK, if any, for preferred stock.

(8)	As of December 31, 2022, the aggregate gross unrealized appreciation for all securities, including foreign currency forward contracts, in which there was an excess of value over tax cost was $1.0 million; the aggregate gross unrealized depreciation for all securities, including foreign currency forward contracts, in which there was an excess of tax cost over value was $10.3 million; the net unrealized depreciation was $9.3 million; the aggregate cost of securities for Federal income tax purposes was $50.0 million.

(9)	The investment is either a delayed draw loan or a revolving credit facility whereby some or all of the investment commitment is undrawn as of December 31, 2022 (see Note 8. Commitments and Contingencies).

(10)	The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

	Coupon Rate	PIK Component	Cash Component	PIK Option
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Galls LLC	L+7.25%	0.50%	L+6.75%	The Portfolio Company may elect PIK up to 0.50%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Polyvision Corp.	L+7.50%	1.00%	L+6.50%	The Portfolio Company may elect PIK up to 1.00%.
Permian Production Partners	L+8.00%	2.00%	L+6.00%	The Portfolio Company may elect PIK up to 2.00%.

(11)	Investments value was determined using significant unobservable inputs (see Note 2. Significant Accounting Policies).

(12)	The negative fair value is the result of the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(13)	Investment was on non-accrual status as of December 31, 2022, meaning that the Master Fund has ceased recognizing interest income on these investments. As of December 31, 2022, debt investments on non-accrual status represented 3.1% and 0.3% of total investments on an amortized cost basis and fair value basis, respectively.

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

On September 30, 2022, Hamilton Finance LLC ("Hamilton"), a previous, wholly-owned, special purpose financing subsidiary of the Master Fund was dissolved.

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

Cash equivalents include short-term, highly liquid instruments with an original maturity of three months or less. As of December 31, 2023, the Master Fund's cash equivalents of $3.7 million were held in a U.S. Bank money market deposit account. As of December 31, 2022, the Master Fund's cash equivalents of $9.0 million were held in a U.S. Bank money market deposit account. The U.S. Bank money market deposit account is considered a Level 1 security within the fair value hierarchy. Cash and cash equivalents, at times, may exceed federal insured limits.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to the Master Fund’s portfolio investments for which market quotations are not readily available, the Master Fund's board of trustees ("Board of Trustees"), including our trustees who are not "interested persons" as defined in the 1940 Act (the "Independent Trustees"), is responsible for determining in good faith the fair value of the Master Fund’s portfolio investments in accordance with the valuation policy and procedures approved by the Board of Trustees. Pursuant to Rule 2a-5 under the 1940 Act (“Rule 2a-5”), the Board of Trustees has designated the Advisor as the valuation designee to perform fair valuation determinations for the Master Fund with respect to all Fund investments and/or other assets. The Advisor conducts a fair value determination process on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required.

Notes to Consolidated Financial Statements

The U.S. Securities and Exchange Commission (the “SEC”) adopted Rule 2a-5 which establishes requirements for determining fair value in good faith and became effective September 8, 2022. Rule 2a-5 also defines when “readily available market quotations” for purposes of the 1940 Act and establishes requirements for determining whether a fund must fair value a security in good faith.

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

The Master Fund follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Master Funds’ financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Master Fund did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, open U.S. Federal and state income tax years include the tax years ended December 31, 2020 through December 31, 2023. The Master Fund has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

The following table presents the composition of the investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Senior secured loans - first lien	$24,954	$23,330	97.4%	$41,668	$39,028	96.0%
Senior secured loans - second lien	—	—	—	5,250	1,126	2.8
Senior secured bonds	1,458	21	0.1	1,520	102	0.3
Total senior debt	$26,412	$23,351	97.5%	$48,438	$40,256	99.1%
Equity and other	4,649	575	2.5	—	385	0.9
Total investments	$31,061	$23,926	100.0%	$48,438	$40,641	100.0%

Notes to Consolidated Financial Statements

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2023 and December 31, 2022, respectively, with corresponding percentages of total investments at fair value:

	December 31, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	Percentage of Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Investments at Fair Value
Services: Business	$12,884	$8,587	35.9%	$15,014	$10,090	24.8%
Consumer Goods: Non-Durable	4,543	4,479	18.7	8,309	7,172	17.6
Technology	—	—	—	5,981	6,247	15.5
Metals & Mining	5,807	5,033	21.0	5,500	5,165	12.7
Automotive	3,460	2,870	12.0	4,072	3,490	8.6
Retail	1,662	1,572	6.6	1,685	1,798	4.4
Chemicals, Plastics & Rubber	949	950	4.0	957	944	2.3
Beverage, Food & Tobacco	—	—	—	713	910	2.2
Energy: Oil & Gas	1,756	435	1.8	1,770	590	1.5
Hotel, Gaming & Leisure	—	—	—	2,279	2,228	5.5
Telecommunications	—	—	—	2,158	2,007	4.9
Total investments	$31,061	$23,926	100.0%	$48,438	$40,641	100.0%

The following table presents the geographic dispersion of the investment portfolio as a percentage of total investments at fair value as of December 31, 2023 and December 31, 2022:

Geographic Dispersion	December 31, 2023	December 31, 2022
United States of America	100.0%	100.0%
Total investments	100.0%	100.0%

Note 4. Derivative Instruments

The Master Fund may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Master Fund's investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts; the Master Fund attempts to limit counterparty risk by only dealing with well-known counterparties and those that it believes have the financial resources to honor their obligations. As of December 31, 2023, there are no open foreign currency forward contracts.

The following tables present the Master Fund's open foreign currency forward contracts as of December 31, 2022:

December 31, 2022
Foreign Currency	Settlement Date	Statement Location	Counterparty	Amount Transacted	Notional Value at Settlement	Notional Value at Period End	Fair Value
GBP	January 17, 2023	Unrealized appreciation on foreign currency forward contracts	JPMorgan Chase Bank, N.A.	£2,457	$3,045	$2,972	$73
Total					$3,045	$2,972	$73

Notes to Consolidated Financial Statements

The following table presents the net realized and unrealized gains and losses on derivative instruments recorded by the Master Fund for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

		For the Years Ended December 31,
	Statement Location	2023	2022	2021
Net realized gains (losses)
Foreign currency forward contracts	Net realized gains (losses) on foreign currency forward contracts	$101	$14	$(287)
Net change in unrealized appreciation (depreciation)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(73)	353	488
Net realized and unrealized gains on foreign currency forward contracts		$28	$367	$201

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

The following table presents the Master Fund's derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement or similar arrangement, and net of related collateral received by the Master Fund for assets or pledged for liabilities as of December 31, 2023 and December 31, 2022:

As of	Counterparty	Gross Derivative Assets in Statement of Assets and Liabilities	Gross Derivative Liabilities in Statement of Assets and Liabilities	Collateral Pledged (Received)	Net position of Derivative Assets, Liabilities and Pledged Collateral
December 31, 2023	JP Morgan Chase Bank, N.A.	$—	$—	$—	$—
December 31, 2022	JP Morgan Chase Bank, N.A.	$73	$—	$—	$73

Note 5. Fair Value of Financial Instruments

The following tables present the segmentation of the investment portfolio at fair value, as of December 31, 2023 and December 31, 2022, according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$3,275	$20,055	$23,330
Senior secured loans - second lien	—	—	—	—
Senior secured bonds	—	21	—	21
Total senior debt	$—	$3,296	$20,055	$23,351
Equity and other	—	—	575	575
Total investments	$—	$3,296	$20,630	$23,926
Percentage	0.0%	13.8%	86.2%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$—	$—	$—

Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments
Senior secured loans - first lien	$—	$13,879	$25,149	$39,028
Senior secured loans - second lien	—	1,126	—	1,126
Senior secured bonds	—	—	102	102
Total senior debt	$—	$15,005	$25,251	$40,256
Equity and other	—	—	385	385
Total investments	$—	$15,005	$25,636	$40,641
Percentage	0.0%	36.9%	63.1%	100.0%
Derivative Instruments
Foreign currency forward contracts	$—	$73	$—	$73

Significant Level 3 Unobservable Inputs

The following tables present quantitative information related to the significant Level 3 unobservable inputs associated with the determination of fair value for certain investments as of December 31, 2023 and December 31, 2022:

December 31, 2023
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$853	Yield analysis	Yield	19.96%	19.96%	Decrease
	$18,501	Discounted cash flow	Discount Rate	15.29%	9.55% - 22.95%	Increase
	$701	Recovery analysis	Recovery Percentage	52.15%	52.15%	Increase
Equity/Other	$9	Market comparable	Cash Flow Multiple	4.6x	4.6x	Increase
		Market comparable	Oil production multiple (5)	26333x	26333x	Decrease
		Market comparable	Oil reserve multiple (6)	9.9x	9.9x	Increase
	$548	Discounted cash flow	Discount Rate	17.63%	17.63%	Decrease
Total	$20,630

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2023, the Master Fund held no investments of this nature.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).
F-22

Notes to Consolidated Financial Statements

December 31, 2022
Asset Category	Fair Value	Valuation Techniques (1)	Unobservable Inputs (2)	Weighted Average Input Value	Range (3)	Impact to Valuation from an Increase in Input (4)
Senior Secured Loans - First Lien	$24,740	Yield analysis	Yield	12.52%	1.01% - 16.04%	Decrease
Equity/Other	$79	Market comparable	Cash Flow Multiple	5x	5x	Increase
		Market comparable	Oil production multiple (5)	28043x	28043x	Increase
		Market comparable	Oil reserve multiple (6)	12.3x	12.3x	Increase
	$276	Discounted cash flow	EBITDA multiple	10.6x	10.6x	Increase
		Discounted cash flow	Discount Rate	20.00%	20.00%	Decrease
Total	$25,095

(1)	For the investments that have more than one valuation technique, the Master Fund may rely on the stated techniques individually or in the aggregate based on a weight ascribed to each valuation technique, ranging from 0% to 100%.

(2)	The Master Fund generally uses prices provided by an independent pricing service, or directly from an independent broker, which are non-binding indicative prices on or near the valuation date as the primary basis for the fair valuation determinations for quoted senior secured bonds and loans. Since these prices are non-binding, they may not be indicative of fair value. Each quoted price is evaluated by Guggenheim in conjunction with additional information compiled by it, including financial performance, recent business developments and various other factors. Investments with fair values determined in this manner were not included in the table above. As of December 31, 2022, the Master Fund had investments of this nature measured at fair value totaling $0.5 million.

(3)	A range is not provided when there is only one investment within the classification or multiple investments that have the same unobservable input; weighted average amounts are based on the estimated fair values.

(4)	This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5)	Oil production multiple is valued based on thousand barrels of oil equivalent per day (MBOE/d).

(6)	Oil reserve multiple is valued based on million barrels of oil equivalent (MMBOE).

In addition to the Level 3 valuation methodologies and unobservable inputs noted above, the Master Fund, in accordance with its valuation policy, may also use other valuation techniques and methodologies when determining the fair value estimates for its investments.

The following tables present a roll-forward of the fair value changes for all investments for which the Master Fund determines fair value using Level 3 unobservable inputs for the years ended December 31, 2023 and December 31, 2022:

	For the Year Ended December 31, 2023
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2023	$25,149	$—	$102	$385	$25,636
Additions (1)	1,224	602	—	4,650	6,476
Sales and repayments (2)	(7,802)	—	—	(317)	(8,119)
Net realized gains (3)	72	—	—	317	389
Net change in unrealized depreciation on investments (4)	(485)	(118)	—	(4,448)	(5,051)
Net discount accretion	60	—	—	—	60
Restructuring	484	(484)	—	—	—
Transfers into Level 3 (5)	1,768	—	—	18	1,786
Transfers out of Level 3 (6)	(415)	—	(102)	(30)	(547)
Fair value balance as of December 31, 2023	$20,055	$—	$—	$575	$20,630
Change in net unrealized depreciation on investments held as of December 31, 2023	$(379)	$—	$—	$(82)	$(461)

Notes to Consolidated Financial Statements

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2023, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation or to a market or income approach based model.

(6)	For the year ended December 31, 2023, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

	For the Year Ended December 31, 2022
	Senior Secured Loans - First Lien	Senior Secured Loans - Second Lien	Senior Secured Bonds	Equity and Other	Total
Balance as of January 1, 2022	$64,661	$14,510	$—	$897	$80,068
Additions (1)	2,664	—	—	—	2,664
Sales and repayments (2)	(40,993)	(10,745)	(410)	(2,586)	(54,734)
Net realized gains (losses) (3)	5	(318)	5	2,540	2,232
Net change in unrealized appreciation (depreciation) on investments (4)	(1,749)	(1,155)	417	(501)	(2,988)
Net discount accretion	170	29	—	—	199
Transfers into Level 3 (5)	4,893	2,697	90	35	7,715
Transfers out of Level 3 (6)	(4,502)	(5,018)	—	—	(9,520)
Fair value balance as of December 31, 2022	$25,149	$—	$102	$385	$25,636
Change in net unrealized appreciation (depreciation) on investments held as of December 31, 2022	$(473)	$—	$309	$(152)	$(316)

(1)	Includes increases in the cost basis of investments resulting from new and incremental portfolio investments, including the capitalization of PIK income.

(2)	Includes principal payments/paydowns on debt investments and proceeds from sales of investments.

(3)	Included in net realized gains (losses) on investments on the consolidated statements of operations.

(4)	Included in net change in unrealized appreciation (depreciation) on investments on the consolidated statements of operations.

(5)	For the year ended December 31, 2022, investments were transferred from Level 2 to Level 3 as valuation coverage was reduced to one independent pricing service without any corroborating recent trade or another broker quotation.

(6)	For the year ended December 31, 2022, investments were transferred from Level 3 to Level 2 as valuation coverage was initiated by more than one independent pricing services or by one independent pricing service with a corroborating recent trade or another broker quotation.

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

Notes to Consolidated Financial Statements

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

		For the Years Ended December 31,
Related Party (1) (2)	Source Agreement & Description	2023	2022	2021
	Expenses:
Guggenheim	Investment Advisory Agreement - management fee	$726	$2,047	$4,526
Guggenheim	Administrative Services Agreement - expense reimbursement	364	436	352
	Income:
Guggenheim	Share on capital structuring fees and administrative agency fees	7	10	25

(1)	Related party transactions not included in the table above consist of Independent Trustees fees and expenses and sales and repurchase of the Master Fund Shares to/from affiliated Feeder Funds as disclosed in the Master Fund's consolidated statements of operations and consolidated statements of changes in net assets, respectively. In accordance with the Liquidation Plan, the Master Fund’s share repurchase program has been suspended effective March 31, 2021.

(2)	As of December 31, 2023, December 31, 2022 and December 31, 2021 the Master Fund had accumulated net realized capital losses and net unrealized depreciation and therefore, Guggenheim did not earn any performance-based incentive fee during the respective period.

Co-Investment Transactions Exemptive Relief

The Master Fund was granted an SEC exemptive order which grants the Master Fund exemptive relief permitting the Master Fund, subject to the satisfaction of specific conditions and requirements, to co-invest in privately negotiated investment transactions with certain affiliates of Guggenheim.

Indemnification

The Investment Advisory Agreement and Administrative Services Agreement provide certain indemnifications to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates, including the administrator. In addition, the Master Fund's Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. As of December 31, 2023 management believes that the risk of incurring any losses for such indemnifications is remote.

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

Notes to Consolidated Financial Statements

On November 29, 2021, Hamilton repaid in full all outstanding amounts due in connection with, and terminated all commitments under, the Hamilton Credit Facility. On September 30, 2022, Hamilton was dissolved.

The components of the Master Fund's interest expense and other financing costs for years ended December 31, 2023, December 31, 2022 and December 31, 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated Interest Expense	$—	$—	$1,999
Unused/undrawn fees	—	—	124
Amortization of deferred financing costs	—	—	757
Total Interest Expense	$—	$—	$2,880
Average borrowings	$—	$—	$73,562
Weighted average interest rate (1)	—%	—%	2.85%
Amortized financing costs	—%	—%	1.01%
Total borrowing cost	—%	—%	3.86%

(1)	Calculated as the amount of the stated interest expense and undrawn or unused fees divided by the average borrowings during the reporting period.

Note 8. Commitments and Contingencies

The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Master Fund’s consolidated statements of assets and liabilities. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. As of December 31, 2023 and December 31, 2022, the Master Fund’s unfunded commitments consisted of the following:

	Total Unfunded Commitments
Category / Portfolio Company (1)	December 31, 2023		December 31, 2022
Allvue Systems (Revolver)	—		26
Apptio, Inc. (Revolver)	—		131
Galls LLC (Revolver)	270		170
Polyvision Corp. (Revolver)	—		5
PSI Services LLC (Revolver)	—	(2)	—	(2)
Wide Orbit (Revolver)	—		293
Total Unfunded Commitments	$270		$625

(1)	May pertain to commitments to one or more entities affiliated with the named portfolio company.

(2)	Amount is less than $1,000.
F-27

Notes to Consolidated Financial Statements

Note 9. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the consolidated financial statements. The following is a schedule of financial highlights during the years ended December 31, 2023, December 31, 2022, December 31, 2021, December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of year	$2.39	$6.15	$7.56	$7.78	$8.09
Net investment income (1)	0.06	0.20	0.31	0.50	0.63
Net realized losses (1)	(0.03)	(0.01)	(0.07)	(0.09)	(0.25)
Net change in unrealized appreciation (depreciation) (2)	0.03	(0.24)	0.61	(0.14)	(0.09)
Net increase (decrease) resulting from operations	0.06	(0.05)	0.85	0.27	0.29
Distributions to Common Shareholders (3)
Distributions from net investment income	(0.06)	(0.20)	(0.33)	(0.49)	(0.59)
Distributions from return of capital	—	—	—	—	(0.01)
Distributions representing return of capital	(1.30)	(3.51)	(1.93)	—	—
Net decrease resulting from distributions	(1.36)	(3.71)	(2.26)	(0.49)	(0.60)
Net asset value, end of year	$1.09	$2.39	$6.15	$7.56	$7.78

INVESTMENT RETURNS
Total investment return (4)	3.57%	(1.82)%	11.55%	4.12%	3.55%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	$27,777	$61,273	$157,280	$198,725	$211,197
Average net assets (5)	$41,432	$115,491	$183,380	$197,248	$229,144
Common Shares outstanding, end of year	25,594,125	25,594,125	25,594,125	26,272,618	27,157,534
Weighted average Common Shares outstanding	25,594,125	25,594,125	25,729,824	27,139,732	28,730,579

Ratios-to-average net assets: (5)
Total expenses	5.16%	3.30%	5.06%	7.30%	7.87%
Net investment income	3.61%	4.46%	4.34%	6.87%	7.88%

Average outstanding borrowings (5)	$—	$—	$73,562	$155,907	$160,312
Portfolio turnover rate (5) (6)	36%	5%	2%	19%	20%
Asset coverage ratio (7)	—	—	—%	2.53	2.23

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amount shown at this caption is the balancing figure derived from the other figures in the schedule. The amount shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Master Fund’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions declared per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof, based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. As of December 31, 2023, the Master Fund estimated distributions to be composed mostly of return of capital. The final determination of the tax character of distributions will not be made until we file our tax return.
F-28

Notes to Consolidated Financial Statements

(4)	Total investment return is based on (i) the purchase of Common Shares at net asset value on the first day of the period, (ii) the sale at the net asset value per Common Share on the last day of the period, of (A) all purchased Common Shares plus (B) any fractional Common Shares issued in connection with the reinvestment of distributions and (iii) distributions payable relating to the ownership of Common Shares, if any, on the last day of the period. The total investment return calculation assumes that cash distributions are reinvested concurrent with the issuance of Common Shares at the most recent transaction price on or prior to each distribution payment date. Since there is no public market for the Master Fund’s Common Shares, then the terminal sales price per Common Share is assumed to be equal to net asset value per Common Share on the last day of the period. Total investment return is not annualized. The Master Fund’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets, average outstanding borrowings and average value of portfolio securities during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	Portfolio turnover is calculated as the lesser of (i) purchases of portfolio securities or (ii) the aggregate total of sales of portfolio securities plus any repayments received divided by the monthly average of the value of investment portfolio owned by the Master Fund during the period.

(7)	Asset coverage ratio is equal to (i) the sum of (A) net assets at the end of the year and (B) total senior securities issued at the end of the year, divided by (ii) total senior securities at the end of the year.

Note 10. Distributions

The following table summarizes the distributions that the Master Fund declared on its Common Shares during the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Cash Distribution
For Calendar Year 2023
March 20	March 21	$0.68000	$0.68000	$17,404
June 20	June 22	0.39000	0.39000	9,984
October 2	October 4	0.29000	0.29000	7,422
			$1.36000	$34,810

For Calendar Year 2022
February 1	February 3	$0.78000	$0.78000	$19,964
May 18	May 20	0.78000	0.78000	19,963
August 22	August 24	0.78000	0.78000	19,963
October 25	October 28	0.78000	0.78000	19,963
December 19	December 20	0.59000	0.59000	15,101
			$3.71000	$94,954

For Calendar Year 2021
January 4	January 6	$0.03069	$0.03069	$807
February 2	February 4	0.03376	0.03376	887
March 1	March 2	0.03376	0.03376	887
June 1	June 3	0.98000	0.98000	25,083
August 2	August 4	0.98000	0.98000	25,083
November 1	November 3	0.20000	0.20000	5,116
			$2.25821	$57,863

For income tax purposes, the Master Fund estimates that its 2023 calendar year distributions are covered by taxable income and the return of capital (see Note 11. Taxable/Distributable Income).

F-29

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

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Master Fund made the following reclassifications of permanent book and tax basis differences:

	For the Years Ended December 31,
Capital Accounts	2023	2022	2021
Paid in capital in excess of par value	$(55)	$(1,395)	$—
Undistributed net investment income	171	(453)	960
Accumulated realized gains (losses)	(116)	1,848	(960)
Total	$—	$—	$—

The following table reconciles net increase in net assets resulting from operations to total taxable income available for distributions for the years ended December 31, 2023, December 31, 2022 and December 31, 2021:

	For the Years Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$1,314	$(1,053)	$21,696
Net realized losses	772	178	1,907
Net change in unrealized (appreciation) depreciation	(588)	6,022	(15,654)
Other book-tax difference	89	286	52
Total taxable income and gains available for distributions	$1,587	$5,433	$8,001

The Master Fund did not incur U.S. federal excise tax for the calendar years ended December 31, 2022 and December 31, 2021 and the Master Fund does not expect to incur a U.S. federal excise tax for the calendar year ended December 31, 2023. The tax character of shareholder distributions attributable to the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021 was as follows:

	For the Years Ended December 31,
Distributions Attributable To:	2023	2022	2021
Ordinary income (including short-term capital gains)	$1,587	$5,433	$8,698
Return of Capital Distribution	33,223	89,521	49,165
Total distributions	$34,810	$94,954	$57,863
Distributions as a percentage of taxable income and gains available for distributions (1)	2,193%	1,748%	723%

(1)	The total distributions declared during the year includes payment of prior year undistributed taxable income and gains.

As of December 31, 2023 and December 31, 2022, the components of tax basis accumulated earnings (loss) were as follows:

	As of December 31,
	2023	2022
Undistributed capital losses	$(8,293)	$(7,404)
Unrealized loss	(8,675)	(9,330)
Other temporary adjustments	(105)	(121)
Total accumulated (loss), net	$(17,073)	$(16,855)

F-30

Notes to Consolidated Financial Statements

Under the current tax law, the Master Fund may carry forward net capital losses indefinitely to use to offset capital gains realized in future years, and their character is retained as either short-term and/or long-term. At December 31, 2023, the Master Fund had incurred $(8,272) of long-term capital losses and $(21) of short-term capital losses.

Note 12. Selected Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 are presented below:

	As of and for the three months ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total investment income	$849	$1,032	$833	$921
Net investment income	352	505	271	369
Net realized and unrealized gains (losses)	(135)	431	(512)	33
Net increase (decrease) in net assets resulting from operations	217	936	(241)	402
Net assets	27,777	34,982	34,046	44,271
Total investment income per Common Share - basic and diluted	0.03	0.04	0.03	0.04
Net investment income per Common Share - basic and diluted	0.02	0.02	0.01	0.01
Earnings (loss) per Common Share - basic and diluted	—	0.04	(0.01)	0.02
Net asset value per Common Share at end of quarter	1.09	1.37	1.33	1.73

	As of and for the three months ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total investment income	$1,759	$1,925	$2,119	$3,155
Net investment income	1,194	922	979	2,052
Net realized and unrealized gains (losses)	(2,859)	(889)	(2,893)	441
Net increase (decrease) in net assets resulting from operations	(1,665)	33	(1,914)	2,493
Net assets	61,273	98,002	117,932	139,809
Total investment income per Common Share - basic and diluted	0.07	0.08	0.08	0.12
Net investment income per Common Share - basic and diluted	0.05	0.04	0.04	0.08
Earnings (loss) per Common Share - basic and diluted	(0.07)	—	(0.07)	0.10
Net asset value per Common Share at end of quarter	2.39	3.83	4.61	5.46

	As of and for the three months ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total investment income	$2,890	$3,808	$5,380	$5,144
Net investment income	1,225	1,688	2,790	2,246
Net realized and unrealized gains (losses)	(129)	(4)	6,184	7,696
Net increase in net assets resulting from operations	1,096	1,684	8,974	9,942
Net assets	157,280	161,300	184,699	200,808
Total investment income per Common Share - basic and diluted	0.11	0.15	0.21	0.20
Net investment income per Common Share - basic and diluted	0.05	0.07	0.11	0.09
Earnings (loss) per Common Share - basic and diluted	0.04	0.07	0.35	0.38
Net asset value per Common Share at end of quarter	6.15	6.30	7.22	7.85

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these consolidated financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

F-31