Form 10-Q
period 2024-09-30
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2024-11-13
CIK 1618694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of the Registrant’s common shares outstanding as of November 13, 2024 was 16,297,188.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investment in Guggenheim Credit Income Fund (“GCIF”) (17,061,497 shares purchased at a cost of $17,502 and 17,061,497 shares purchased at a cost of $27,396, respectively)	$7,846	$18,517
Cash	365	1
Total assets	8,211	18,518

Liabilities
Accounts payable, accrued expenses and other liabilities	36	58
Accrued professional services fees	25	51
Payable to related parties	11	12
Total liabilities	72	121
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$8,139	$18,397

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$16	$16
Paid-in-capital in excess of par value	21,904	31,193
Accumulated loss, net of distributions	(13,781)	(12,812)
Total net assets	$8,139	$18,397
Net asset value per Common Share (NAV)	$0.50	$1.13

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Dividends from investment in GCIF	$53	$—	$172	$490
Total investment income	53	—	172	490

Operating Expenses (1)
Administrative services	4	4	12	11
Related party reimbursements	12	16	35	36
Trustees fees	1	—	2	—
Professional services fees	15	26	46	25
Transfer agent fees	83	84	249	244
Other expenses	6	27	21	16
Net expenses	121	157	365	332
Net investment income (loss)	(68)	(157)	(193)	158

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	(664)	625	(776)	240
Net realized and unrealized gains (losses)	(664)	625	(776)	240
Net decrease in net assets resulting from operations	$(732)	$468	$(969)	$398

Per Common Share information:
Net investment income (loss) per Common Share outstanding - basic and diluted	$—	$(0.01)	$(0.01)	$0.01
Earnings (Loss) per Common Share outstanding - basic and diluted	$(0.04)	$0.03	$(0.06)	$0.02
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188	16,297,188	16,297,188
Distributions per Common Share outstanding	$0.57	$—	$0.57	$1.12

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2023	16,297,188	$16	$31,193	$(12,812)	$18,397
Operations:
Net investment loss	—	—	—	(123)	(123)
Net change in unrealized appreciation from investment in GCIF	—	—	—	432	432
Net increase in net assets resulting from operations	—	—	—	309	309
Net increase for the period	—	—	—	309	309
Balance at March 31, 2024	16,297,188	$16	$31,193	$(12,503)	$18,706
Operations:
Net investment loss	—	—	—	(2)	(2)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(544)	(544)
Net decrease in net assets resulting from operations	—	—	—	(546)	(546)
Shareholder distributions:
Distributions representing a return of capital	—	—	(9,289)	—	(9,289)
Net decrease in net assets resulting from shareholder distributions	—	—	(9,289)	—	(9,289)
Net decrease for the period	—	—	(9,289)	(546)	(9,835)
Balance at June 30, 2024	16,297,188	$16	$21,904	$(13,049)	$8,871
Operations:
Net investment income	—	—	—	(68)	(68)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(664)	(664)
Net decrease in net assets resulting from operations	—	—	—	(732)	(732)
Shareholder distributions:
Distributions from earnings	—	—	—	—	—
Distributions representing a return of capital	—	—	—	—	—
Net decrease in net assets resulting from shareholder distributions	—	—	—	—	—
Net decrease for the period	—	—	—	(732)	(732)
Balance at September 30, 2024	16,297,188	$16	$21,904	$(13,781)	$8,139

	Common Shares		Paid-in-Capital in Excess of Par	Accumulated Loss, net
	Shares	Amount	Value	of Distributions	Total
Balance at December 31, 2022	16,297,188	$16	$53,582	$(12,483)	$41,115
Operations:
Net investment income	—	—	—	233	233
Net change in unrealized depreciation from investment in GCIF	—	—	—	(18)	(18)
Net increase in net assets resulting from operations	—	—	—	215	215
Shareholder distributions:
Distributions from earnings	—	—	—	(232)	(232)
Distributions representing a return of capital	—	—	(11,338)	—	(11,338)
Net decrease in net assets resulting from shareholder distributions	—	—	(11,338)	(232)	(11,570)
Net decrease for the period	—	—	(11,338)	(17)	(11,355)
Balance at March 31, 2023	16,297,188	$16	$42,244	$(12,500)	$29,760
Operations:
Net investment income	—	—	—	82	82
Net change in unrealized depreciation from investment in GCIF	—	—	—	(367)	(367)
Net decrease in net assets resulting from operations	—	—	—	(285)	(285)
Shareholder distributions:
Distributions from earnings	—	—	—	(79)	(79)
Distributions representing a return of capital	—	—	(6,605)	—	(6,605)
Net decrease in net assets resulting from shareholder distributions	—	—	(6,605)	(79)	(6,684)
Net decrease for the period	—	—	(6,605)	(364)	(6,969)
Balance at June 30, 2023	16,297,188	$16	$35,639	$(12,864)	$22,791
Operations:
Net investment loss	—	—	—	(157)	(157)
Net change in unrealized appreciation from investment in GCIF	—	—	—	625	625
Net increase in net assets resulting from operations	—	—	—	468	468
Shareholder distributions:
Distributions from earnings	—	—	—	—	—
Distributions representing a return of capital	—	—	—	—	—
Net decrease in net assets resulting from shareholder distributions	—	—	—	—	—
Net increase for the period	—	—	—	468	468
Balance at September 30, 2023	16,297,188	$16	$35,639	$(12,396)	$23,259

(1)	Amount is less than $1,000

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$(969)	$398
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Proceeds from liquidation distributions	9,895	17,766
Net realized gain from investment in GCIF	—	(240)
Net change in unrealized depreciation from investment in GCIF	776	—
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	(23)	(16)
Accrued professional services fees	(26)	(24)
Payable to related parties		1
Net cash provided by operating activities	9,653	17,885

Financing activities
Distributions paid	(9,289)	(18,254)
Net cash used in financing activities	(9,289)	(18,254)

Net increase (decrease) in cash	364	(369)
Cash, beginning of period	1	430
Cash, end of period	$365	$61

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

As of September 30, 2024, the Company owned 66.7% of the Master Fund’s outstanding common shares.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, open U.S. Federal and state income tax years include the tax years ended September 30, 2021 through September 30, 2023. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned				% of Net
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	Assets
September 30, 2024	17,061,497	17,061,497	17,061,497	$17,502	$7,846	96.4%
December 31, 2023	17,061,497	17,061,497	17,061,497	$27,396	$18,517	100.7%

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

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions for the three and nine months ended September 30, 2024 and September 30, 2023; related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions are disclosed elsewhere in the financial statements ($ in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party (1)	Source Agreement & Description	2024	2023	2024	2023
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$12	$16	$35	36

(1)	Not included in the table above is the Company’s change in “Due to Dealer Manager” which represents the payable balances associated with the DSS Fee. For a breakdown of the Company’s “Due to Dealer Manager” balance see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of September 30, 2024 and December 31, 2023, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.

The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company’s Public Offering and (ii) reinvestment of distributions for (a) the nine months ended September 30, 2024 and (b) the period commencing on July 24, 2015 (inception) through September 30, 2024:

	Nine Months Ended		Inception through
	September 30, 2024		September 30, 2024
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,409	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,409	154,808
Reinvestment of shareholders’ distributions	—	—	2,550,472	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,881	$176,819
Average net proceeds per Common Share	$—		$9.06

Notes to Financial Statements (Unaudited)

Repurchase of Common Shares

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Note 6. Distributions

The following table summarizes the distributions that the Company declared on its Common Shares during the nine months ended September 30, 2024 and September 30, 2023:

Record Date	Payment Date	Distribution Per Common Share at Record Date	Distribution Per Common Share at Payment Date	Distribution Amount
For Fiscal Year 2024
June 24	June 25	$0.57000	$0.57000	$9,289
			$0.57000	$9,289
For Fiscal Year 2023
March 22	March 23	$0.71000	$0.71000	$11,570
June 23	June 26	0.41000	0.41000	6,684
			$1.12000	$18,254

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the nine months ended September 30, 2024 and September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$1.13	$2.52
Net investment income (loss) (1)	(0.01)	0.02
Net unrealized depreciation from investment in GCIF (2)	(0.05)	0.01
Net decrease resulting from operations	(0.06)	0.03
Distributions to common shareholders
Distributions from net investment income (3)	—	(0.02)
Distributions representing return of capital (3)	(0.57)	(1.10)
Net decrease resulting from distributions	(0.57)	(1.12)
Net asset value, end of period	$0.50	$1.43

INVESTMENT RETURNS
Total investment return-net asset value (4)	(9.43)%	1.61%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$8,139	$23,259
Average net assets (5)	$14,514	$30,513
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,297,188
Ratios-to-average net assets: (5) (6)
Total operating expenses	2.51%	1.09%
Net expenses	2.51%	1.09%
Net investment income (loss)	(1.33)%	0.52%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

Notes to Financial Statements (Unaudited)

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return.

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the nine months ended September 30, 2024 and September 30, 2023, were 1.20% and 3.60% respectively.

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

For the Master Fund, as of November 13, 2024, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through November 13, 2024	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	10	—	—
Number of Portfolio Companies at end of period	8	—	—
YTD Portfolio sales and repayments ($ in thousands)	$13,867	$—	$—
Percentage of December 31, 2020 NAV Declared through November 13, 2024	103.40%	102.40%	99.60%
Net Assets at beginning of Year ($ in thousands)	$27,777	$18,397	$6,097
Net Assets at end of period ($ in thousands)	$11,769	$8,139	$2,755
Net asset value per share at end of period	$0.46	$0.50	$1.59

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

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$53	$—	$172	$490
Net expenses	121	157	365	332
Net investment income (reimbursement)	(68)	(157)	(193)	158
Net change in unrealized appreciation (depreciation) from investment in GCIF	(664)	625	(776)	240
Net increase (decrease) in net assets resulting from operations	$(732)	$468	$(969)	$398

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three and nine months ended September 30, 2024 and September 30, 2023.

Operating Expenses

Operating expenses consisted of the following major components for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Administrative services	$4	$4	$12	$11
Related party reimbursements	12	16	35	36
Trustees fees	1	—	2	—
Professional services fees	15	26	46	25
Transfer agent expense	83	84	249	244
Other expenses	6	27	21	16
Net expenses	$121	$157	$365	$332

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

Net Realized Gains (Losses) from Investment

For the three and nine months ended September 30, 2024, we did not incur a realized gain. During the three and nine months ended September 30, 2024, there were no distributions received from the Master Fund that were classified as long term gains.

For the three and nine months ended September 30, 2023, we did not incur a realized gain. During the three and nine months ended September 30, 2023, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three and nine months ended September 30, 2024, the total net change in unrealized depreciation on our investment in the Master Fund was (0.66) million and (0.78) million, respectively. For the three and nine months ended September 30, 2023, the total net change in unrealized depreciation on our investment in the Master Fund was $0.6 million and $0.2 million, respectively.

Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023

For the nine months ended September 30, 2024 and September 30, 2023, net cash provided by operating activities was $9.7 million and $17.9 million, respectively. During the nine months ended September 30, 2024, distributions from the Master Fund were the primary provider of cash. During the nine months ended September 30, 2023, distributions from the Master Fund were the primary provider of cash.

For the nine months ended September 30, 2024 and September 30, 2023, net cash used in financing activities was $(9.3) million and $(18.3) million, respectively. In 2024, the shareholder distributions of $(9.3) million were the primary use of cash. In 2023, the shareholder distributions of $(18.3) million were the primary use of cash.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of September 30, 2024, 99.5% of the Master Fund’s debt investments (98.1% of total investments), or $9.3 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 6. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of September 30, 2024, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(46)	$—
+50 bps	46	—
+100 bps	93	0.01
+150 bps	139	0.01
+200 bps	185	0.01

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of September 30, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 13, 2024, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Company’s share repurchase program has been suspended effective March 30, 2021.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	November 13, 2024	By:	/s/ Matthew S. Bloom
MATTHEW S. BLOOM
Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2024	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer
(Principal Financial Officer)

c. The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.1	Administrative Services Agreement by and between Guggenheim Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the quarterly period ended September 30, 2024 (Filed herewith)