Form 10-Q
period 2025-03-31
GUGGENHEIM CREDIT INCOME FUND 2016 T
filed 2025-05-15
CIK 1618694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s common shares outstanding as of May 15, 2025 was 16,297,188.

GUGGENHEIM CREDIT INCOME FUND 2016 T

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are characterized by the use of terms such as “may,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe,” “expect,” “will,” “will be,” and “project” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: increased direct competition; changes in government regulations or accounting rules; changes in local, national, and global economic conditions and capital market conditions; availability of proceeds from our offering of common shares; and the performance of Guggenheim Credit Income Fund (the “Master Fund”) and its common shares that we own. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. You should exercise caution in relying on forward- looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the U.S. Securities and Exchange Commission (“SEC”), including but not limited to those described in Part II. Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these uncertainties, we caution you not to place undue reliance on such statements, which apply only as of the date hereof. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time unless otherwise required by law. The forward-looking statements should be read in light of the risk factors identified in Part II. Item 1A. Risk Factors of this Report and in Part I. Item 1A. Risk Factors of our Form 10-K for the fiscal year ended December 31, 2024, that was filed on March 28, 2025. The forward-looking statements and projections contained in this Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.

All references to “Note” or “Notes” throughout this Report refer to the footnotes to the financial statements presented in Part I. Item I. Financial Statements (Unaudited).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investment in Cuqqenheim Credit Income Fund (“GCIF”) 17,061,497 shares purchased at a cost of $17,330 and 17,061,497 shares purchased at a cost of $17,330, respectively)	$4,184	$5,024
Cash	111	236
Total assets	4,295	5,260

Liabilities
Accounts payable, accrued expenses and other liabilities	224	31
Accrued professional services fees	19	38
Payable to related parties	16	—
Total liabilities	259	69
Commitments and contingencies (Note 4. Related Party Agreements and Transactions)
Net Assets	$4,036	$5,191

Components of Net Assets:
Common Shares, $0.001 par value, 1,000,000,000 Common Shares authorized, 16,297,188 and 16,297,188 Common Shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$16	$16
Paid-in-capital in excess of par value	21,818	21,818
Accumulated loss, net of distributions	(17,798)	(16,643)
Total net assets	$4,036	$5,191
Net asset value per Common Share (NAV)	$0.25	$0.32

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Investment Income
Dividends from investment in GCIF	$—	$—
Total investment income (loss)	—	—

Operating Expenses (1)
Administrative services	4	4
Related party reimbursements	16	11
Trustees fees	2	—
Professional services fees	19	16
Transfer agent fees	262	84
Other expenses	12	8
Total expenses	315	123
Net investment loss	(315)	(123)

Realized and unrealized gains (losses):
Net change in unrealized appreciation (depreciation) from investment in GCIF	(840)	432
Net realized and unrealized gains (losses)	(840)	432
Net increase (decrease) in net assets resulting from operations	$(1,155)	$309

Per Common Share information:
Net investment losses per Common Share outstanding - basic and diluted	$(0.02)	$(0.01)
Earnings (loss) per Common Share outstanding - basic and diluted	$(0.07)	$0.02
Weighted average Common Shares outstanding - basic and diluted	16,297,188	16,297,188

(1)	Operating expenses solely represent the Company’s operating expenses and do not include the Company’s proportionate share of the Master Fund’s operating expenses.

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(in thousands, except share and per share data)

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2024	16,297,188	$16	$21,818	$(16,643)	$5,191
Operations:
Net investment loss	—	—	—	(315)	(315)
Net change in unrealized depreciation from investment in GCIF	—	—	—	(840)	(840)
Net decrease in net assets resulting from operations	—	—	—	$(1,155)	$(1,155)
Net decrease for the period	—	—	—	$(1,155)	$(1,155)
Balance at March 31, 2025	16,297,188	$16	$21,818	$(17,798)	$4,036

	Common Shares		Paid-in-Capital in Excess of	Accumulated Loss, net of
	Shares	Amount	Par Value	Distributions	Total
Balance at December 31, 2023	16,297,188	$16	$31,193	$(12,812)	$18,397
Operations:
Net investment loss	—	—	—	(123)	(123)
Net change in unrealized appreciation from investment in GCIF	—	—	—	432	432
Net increase in net assets resulting from operations	—	—	—	$309	$309
Net increase for the period	—	—	—	309	309
Balance at March 31, 2024	16,297,188	$16	$31,193	$(12,503)	$18,706

See Unaudited Notes to Financial Statements.

GUGGENHEIM CREDIT INCOME FUND 2016 T

STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,155)	$309
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation (depreciation) from investment in GCIF	840	(432)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and other liabilities	193	41
Accrued professional services fees	(19)	(5)
Payable to related parties	16	87
Net cash provided by (used in) operating activities	(125)	—

Net increase (decrease) in cash	(125)	—
Cash, beginning of period	236	1
Cash, end of period	$111	$1

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

In accordance with the offering documents and the intention of the Company and Guggenheim Credit Income Fund 2019 (“GCIF 2019”) (together, the “Feeder Funds”) to provide substantial shareholder liquidity, the Boards of Trustees of the Master Fund and the Feeder Funds approved respective Plans of Liquidation for each company on March 30, 2021 (each, a “Liquidation Plan”). In accordance with the Liquidation Plans, the Board has declared multiple liquidating distributions. These distributions have been substantially composed of return of capital and have decreased the net asset value of the Master Fund and Feeder Funds. As such, the value on shareholder’s investment statements has decreased as liquidating distributions have been paid. See Note 9. Liquidation Plan for additional information.

As of March 31, 2025, the Company owned 66.7% of the Master Fund’s outstanding common shares.

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

Offering Expenses

Continuous offering expenses are capitalized monthly on the Company’s statements of assets and liabilities as deferred offering costs and thereafter expensed to the Company’s statements of operations over a 12- month period on a straight-line basis commencing at the later of (i) when the expense was incurred or (ii) when operations began.

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

Notes to Financial Statements

Federal Income Taxes

The Company has elected to be treated for federal income tax purposes, as a RIC under the Code. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes dividends in a timely manner out of assets legally available for distributions to its shareholders of an amount generally at least equal to 90% of its “Investment Company Taxable Income,” determined without regard to any dividend paid, as defined in the Code. The Company intends to distribute sufficient dividends to maintain its RIC status each year and it does not anticipate incurring a material level of federal income taxes.

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

The Company follows ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Penalties or interest, if applicable, that may be assessed relating to income taxes would be classified as other expenses in the statements of operations. Management has reviewed all open tax years and concluded that there is no effect to the Company’s financial positions or results of operations and no tax liability was required to be recorded resulting from unrecognized tax benefits relating to uncertain income tax position taken or expected to be taken on a tax return. During this period, the Company did not incur any material interest or penalties. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, open U.S. Federal and state income tax years include the tax years ended September 30, 2021 through September 30, 2024. The Company has no examinations in progress. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Note 3. Investments

Below is a summary of the Company’s investment in the Master Fund, a related party:

	End of Period	Weighted Average Shares Owned
Period Ended	No. of Shares	Quarter to Date	Year to Date	Cost	Fair Value	% of Net Assets
March 31, 2025	17,061,497	17,061,497	17,061,497	$17,330	$4,184	103.7%
December 31, 2024	17,061,497	17,061,497	17,061,497	$17,330	$5,024	97.4%

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

The memberships of the Company’s Board of Trustees (the “Company’s Board” or the “Board of Trustees”) and the Master Fund’s Board are identical and consequently the Company and the Master Fund are related parties. All of the Company’s executive officers also serve as executive officers of the Master Fund. One of the Company’s executive officers, Brian Binder, principal executive officer, serves as an executive officer of Guggenheim.

Administrative Services Agreement

The Company is party to an administrative services agreement with Guggenheim (the “Administrative Services Agreement”) whereby Guggenheim, serving as the administrator (the “Administrator”), has agreed to provide administrative services, including office facilities and equipment and clerical, bookkeeping and record- keeping services. More specifically, the Administrator performs and oversees the Company’s required administrative services, which include financial and corporate record-keeping, preparing and disseminating the Company’s reports to its shareholders and filing reports with the SEC. In addition, the Administrator assists in determining net asset value, overseeing the preparation and filing of tax returns, overseeing the payment of expenses and distributions and overseeing the performance of administrative and professional services rendered by others. For providing these services, facilities and personnel, the Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administrative Services Agreement. To the extent that the Administrator outsources any of its functions, the Company may pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

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

Notes to Financial Statements

Organization and Offering Expense Reimbursement Agreement

Under the terms of the organization and offering expense reimbursement agreement, the Company is not obligated to reimburse Guggenheim for any unreimbursed offering expenses after the close of the Company’s Public Offering on April 28, 2017.

Expense Support and Conditional Reimbursement Agreement

The Expense Support Agreement will automatically terminate if (i) the Master Fund terminates the Investment Advisory Agreement with Guggenheim or (ii) the Company’s Board of Trustees makes a determination to dissolve or liquidate the Company. The Board of Trustees’ approval of a Liquidation Plan on March 30, 2021 is deemed a liquidity event and therefore, the Expense Support Agreement is deemed terminated. Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse Guggenheim for any amounts funded by Guggenheim under this arrangement during any month occurring within three years of the date on which Guggenheim funded such amount, the sum of the Company’s estimated investment company taxable income and net capital gains exceeds the ordinary cash distributions paid by the Company to its shareholders; provided, however, that (i) the Company will only reimburse Guggenheim for expense payments made by Guggenheim to the extent that the payment of such reimbursement (together with any other reimbursement paid during such fiscal year) does not cause “other operating expenses” (as defined below) (on an annualized basis and net of any expense support reimbursement payments received by the Company during such fiscal year) to exceed the lesser of (A) 1.75% of the Company’s average net assets attributable to its Common Shares for the fiscal year- to-date period after taking such reimbursement payments into account and (B) the percentage of the Company’s average net assets attributable to its Common Shares represented by “other operating expenses” during the fiscal year in which such expense payment from Guggenheim was made (provided, however, that this clause (B) will not apply to any reimbursement payment which relates to an expense payment from Guggenheim made during the same fiscal year); and (ii) the Company will not reimburse Guggenheim for expense payments made by Guggenheim if the annualized rate of regular cash distributions declared by the Company at the time of such reimbursement payment is less than the annualized rate of regular cash distributions declared by the Company at the time Guggenheim made the expense payment to which such reimbursement payment relates. “Other operating expenses” means the Company’s total “operating expenses” (as defined below), excluding any investment advisory fee, performance-based incentive fees, organization and offering expenses, shareholder servicing fees, interest expense, brokerage commissions and extraordinary expenses. “Operating expenses” means all operating costs and expenses incurred, as determined in accordance with GAAP for investment companies.

As of the Board of Trustees’ approval of the Liquidation Plan, the total amount of expense support received from Guggenheim that is still eligible for reimbursement is $1.5 million. The Company has determined that it is unlikely to receive expense support from Guggenheim.

Summary of Related Party Transactions

The following table presents the related party fees, expenses and transactions, excluding related party transactions between the Company and the Master Fund in connection with Common Shares purchases, sales and distributions, for the three months ended March 31, 2025 and March 31, 2024:

		Three Months Ended March 31,
Related Party	Source Agreement & Description	2025	2024
	Related Party Expense:
Guggenheim	Administrative Services Agreement - expense reimbursement	$16	$11

Notes to Financial Statements

Indemnification

The Administrative Services Agreement provides certain indemnification to Guggenheim, its directors, officers, persons associated with Guggenheim and its affiliates. In addition, the Company’s Declaration of Trust, as amended, provides certain indemnifications to its officers, trustees, agents and certain other persons. The Dealer Manager Agreement provides for certain indemnifications from the Company (with respect to the primary offering of its Common Shares) to GFD, any selected dealers and their respective officers, directors, employees, members, affiliates, agents, representatives and, if any, each person who controls such person or entity within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act. Such indemnifications are subject to certain limitations as provided for in the Company’s Declaration of Trust and the North American Securities Administrators Association Guidelines and are considered customary by management. As of March 31, 2025 and December 31, 2024, management believes that the risk of incurring any losses for such indemnification is remote.

Note 5. Common Shares

Issuance of Common Shares

The Company’s Registration Statement pertaining to its Public Offering of 104,712,041 Common Shares at an initial public offering price of $9.55 per Share was declared effective on July 24, 2015.

The following table summarizes (i) the total Common Shares issued and proceeds received in connection with the Company’s Public Offering and (ii) reinvestment of distributions for (a) the quarter March 31, 2025 and (b) the period commencing on July 24, 2015 (inception) through March 31, 2025:

	Three Months Ended March 31, 2025		Inception through March 31, 2025
	Shares	Amount	Shares	Amount
Gross proceeds from Public Offering	—	$—	16,970,409	$164,194
Commission paid outside escrow	—	—	—	(1,924)
Dealer Manager fees and commissions	—	—	—	(7,462)
Net proceeds to the Company from Public Offering	—	—	16,970,409	154,808
Reinvestment of shareholders’ distributions	—	—	2,550,472	22,011
Net proceeds from all issuance of Common Shares	—	$—	19,520,881	$176,819
Average net proceeds per Common Share		$—		$9.06

Repurchase of Common Shares

In accordance with the Liquidation Plan, the Company’s share repurchase program and distribution reinvestment plan have been suspended effective March 30, 2021.

Note 6. Distributions

There were no distributions declared during the three months ended March 31, 2025 and March 31, 2024.

Notes to Financial Statements

Note 7. Financial Highlights

The following per Common Share data and financial ratios have been derived from information provided in the financial statements. The following is a schedule of financial highlights during the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
PER COMMON SHARE OPERATING PERFORMANCE
Net asset value, beginning of period	$0.32	$1.13
Net investment loss (1)	(0.02)	(0.01)
Net unrealized appreciation (depreciation) from investment in GCIF (2)	(0.05)	0.03
Net increase (decrease) resulting from operations	(0.07)	0.02
Distributions to common shareholders
Distributions in excess of net investment income (3)	—	—
Distributions representing return of capital (3)	—	—
Net increase (decrease) resulting from distributions	—	—
Net asset value, end of period	$0.25	$1.15

INVESTMENT RETURNS
Total investment return-net asset value (4)	(22.27)%	1.68%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$4,036	$18,706
Average net assets (5)	$4,611	$18,582
Common Shares outstanding, end of period	16,297,188	16,297,188
Weighted average Common Shares outstanding	16,297,188	16,297,188
Ratios-to-average net assets: (5) (6)
Total expenses	6.85%	0.65%
Net investment loss	(6.85)%	(0.65)%

(1)	The per Common Share data was derived by using the weighted average Common Shares outstanding during the period presented.

(2)	The amounts shown at this caption are the balancing figures derived from the other figures in the schedule. The amounts shown at this caption for a Common Share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s Common Shares in relation to fluctuating market values for the portfolio.

(3)	The per Common Share data for distributions is the actual amount of distributions paid or payable per Common Share outstanding during the entire period; distributions per Common Share are rounded to the nearest $0.01. For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital or a combination thereof. The tax character of distribution is determined based on taxable income calculated in accordance with income tax regulations which may differ from amounts determined under GAAP. The tax character of distribution shown above is an estimate since the exact amount cannot be determined at this point. The final determination of the tax character of distributions will not be made until we file our tax return.

Notes to Financial Statements

(4)	Total investment return-net asset value is a measure of the change in total value for shareholders who held the Company’s Common Shares at the beginning and end of the period, including distributions declared during the period. Total investment return-net asset value is based on (i) net asset value per share on the first day of the period, (ii) the net asset value per share on the last day of the period, plus any shares issued in connection with the reinvestment of monthly distributions and (iii) distributions payable relating to the ownership of shares, if any, on the last day of the period. The total investment return-net asset value calculation assumes that distributions are reinvested in accordance with the Company’s distribution reinvestment plan. Because there is no public market for the Company’s shares, the terminal market value per share is assumed to be equal to net asset value per share on the last day of the period presented. Investment performance is presented without regard to sales load that may be incurred by shareholders in the purchase of the Company’s Common Shares. The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.

(5)	The computation of average net assets during the period is based on averaging the amount on the first day of the first month of the period and the last day of each month during the period.

(6)	The ratios-to-average net assets do not include any proportionate allocation of income and expenses incurred at the Master Fund. The Master Fund’s total expenses-to-average net assets for the three months ended March 31, 2025 and March 31, 2024 were 11.07% and 1.85%, respectively.

Note 8. Segment Reporting

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

Note 9. Liquidation Plan

In connection with the Liquidation Plan, on March 13, 2025, the Board of Trustees voted unanimously in favor of withdrawing the Company’s and each Feeder Fund’s election to be regulated as a BDC under the 1940 Act and the liquidation and dissolution of the Company and each Feeder Fund, subject to shareholder approval. At a special joint meeting of the shareholders of the Company and the Feeder Funds (the “Special Meeting”), to be held on May 12, 2025, subject to any adjournments thereof, shareholders will be asked to consider and approve: (i) the withdrawal by the Company and each Feeder Fund of its election to be regulated as a BDC, and the liquidation and dissolution of the Company and each Feeder Fund; and (ii) the sale of certain illiquid assets held by the Company to permit the liquidation and dissolution of the Company and each Feeder Fund. It is expected that the proceeds of such illiquid assets will be distributed with other cash assets of the Company and each Feeder Fund to shareholders prior to their final liquidation and dissolution. The definitive proxy statement related to the Special Meeting was filed with the Commission on April 14, 2025 and mailed to shareholders on or around April 22, 2025. On May 12, 2025, the Board of Trustees adjourned the Special Meeting to a future date.

Note 10. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this item should be read in conjunction with our financial statements and related notes thereto appearing elsewhere in this Report. Unless otherwise noted, the terms “we,” “us,” “our” and the “Company” refer to Guggenheim Credit Income Fund 2016T. The Term “Master Fund” refers to Guggenheim Credit Income Fund. Capitalized terms used in this Item 2 have the same meaning as in the accompanying financial statements presented in Part I. Item 1. Financial Statements (Unaudited), unless otherwise defined herein.

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

For the Master Fund, as of May 15, 2025, over 99% of the NAV has been declared to be paid to shareholders in the form of liquidating distributions.

The table below is intended to highlight some relevant metrics associated with the Plans of Liquidation ($ in thousands).

Noted Information	GCIF (Master Fund)	GCIF 2016 T	GCIF 2019
Cumulative Liquidating Distributions declared per share through May 15, 2025	$7.82	$8.17	$22.57
Number of Portfolio Companies at beginning of year	7	—	—
Number of Portfolio Companies at end of year	7	—	—
YTD Portfolio sales and repayments ($ in thousands)	$2,854	$—	$—
Percentage of December 31, 2020 NAV Declared through May 15, 2025	103.40%	102.40%	99.60%
Net Assets at beginning of year ($ in thousands)	$7,536	$5,191	$1,851
Net Assets at end of period ($ in thousands)	$6,277	$4,036	$1,469
Net asset value per share at end of period	$0.24	$0.25	$0.85

See Note 9. Liquidation Plan for additional information.

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

The Master Fund primarily focused on the following range of investment types that may be available within the capital structure of portfolio companies:

●	Senior Debt. Senior debt investments generally take a security interest in the available assets of the portfolio company, including equity interests in any of its subsidiaries. The senior debt classification includes senior secured first lien loans, senior secured second lien loans, senior secured bonds and senior unsecured debt. In some circumstances, the secured lien could be subordinated to the claims of other creditors. While there is no specific collateral associated with senior unsecured debt, such positions are senior in payment priority over subordinated debt creditors.

●	Subordinated Debt. Subordinated debt investments are generally subordinated to senior debt investments and are generally unsecured. These investments are generally structured with interest- only payments throughout the life of the security with the principal due at maturity.

●	Equity Investments. Preferred and/or common equity investments may be acquired alongside senior and subordinated debt investment activities or through the exercising of warrants or options attached to debt investments. Income is generated primarily through regular or sporadic dividends and realized gains on dispositions of such investments.

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

Operating Expenses

Our primary operating expenses include administrative services, related party reimbursements, custodian and accounting services, independent audit services, compliance services, tax services, legal services, transfer agent services, shareholder servicing component expenses, organization expenses and offering expenses. Additionally, we indirectly bear the operating expenses of the Master Fund through our ownership of its common shares, such as an investment advisory fee, a performance-based incentive fee, independent audit services, third- party valuation services and various other professional services fees.

Results of Operations

Operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Total investment income (loss)	$—	$—
Total expenses	315	123
Net investment income (loss)	(315)	(123)
Net change in unrealized appreciation (depreciation) from investment in GCIF	(840)	432
Net increase (decrease) in net assets resulting from operations	$(1,155)	$309

Investment Income

Investment income consisted solely of distributions from the Master Fund for the three months ended March 31, 2025 and March 31, 2024. For the three months ended March 31, 2025 and March 31, 2024, there was no investment income.

Operating Expenses

Operating expenses consisted of the following major components for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Administrative services	$4	$4
Related party reimbursements	16	11
Trustees fees	2	—
Professional services fees	19	16
Transfer agent expense	262	84
Other expenses	12	8
Total operating expenses	315	123
Total expenses	$315	$123

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

Net Realized Gains (Losses) from Investment

For the three months ended March 31, 2025, we did not incur a realized gain. During the three months ended March 31, 2025, there were no distributions received from the Master Fund that were classified as long term gains.

For the three months ended March 31, 2024, we did not incur a realized gain. During the three months ended March 31, 2024, there were no distributions received from the Master Fund that were classified as long term gains.

Changes in Unrealized Appreciation (Depreciation) from Investment

For the three months ended March 31, 2025, the total net change in unrealized depreciation on our investment in the Master Fund was $(0.84) million. For the three months ended March 31, 2024, the total net change in unrealized depreciation on our investment in the Master Fund was $0.43 million.

Cash Flows for the Three Months Ended March 31, 2025 and March 31, 2024

For the three months ended March 31, 2025 and March 31, 2024, net cash provided by (used in) operating activities was $(0.1) million and $0.0 million, respectively.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates through our investment in the Master Fund. As of March 31, 2025, 53.4% of the Master Fund’s debt investments (42.0% of total investments), or $2.1 million measured at fair value, are subject to floating interest rates. A rise in the general level of interest rates can be expected to lead to (i) higher interest income for the Master Fund’s floating rate debt investments, (ii) value declines for fixed rate investments the Master Fund may hold and (iii) higher interest expense in connection with the Master Fund’s floating rate credit facility. To the extent that a majority of the Master Fund’s investments may be in floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for a performance-based incentive fee as described in Note 4. Related Party Agreements and Transactions of the Master Fund’s consolidated financial statements.

Based on our investment in the Master Fund as of March 31, 2025, the following table presents the approximate annualized increase in value per outstanding Common Share due to (i) interest income from the Master Fund’s investment portfolio and (ii) interest expense on the Master Fund’s floating rate borrowings, directly resulting from hypothetical changes in base rate interest rates (e.g., SOFR), assuming no changes in (i) the number of outstanding Common Shares, (ii) the number of outstanding Master Fund Shares and (iii) our percent ownership of Master Fund shares:

Basis Points (bps) Increase (Decrease)	Annualized Net Increase (Decrease)	Net Increase (Decrease) per Share
-50 bps	$(20)	$0.00
+50 bps	20	0.00
+100 bps	41	0.00
+150 bps	61	0.00
+200 bps	81	0.00

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

Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025, have concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, were effective as of March 31, 2025 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As of May 15, 2025, we were not subject to any material legal proceedings, and, to our knowledge, there were no material legal proceedings threatened against us.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) The Company had implemented a share repurchase program, whereby it conducts tender offers each calendar quarter. In accordance with the Liquidation Plan, the Company’s share repurchase program has been suspended effective March 30, 2021.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this Report.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUGGENHEIM CREDIT INCOME FUND 2016 T

Date:	May 15, 2025	By:	/s/ Brian E. Binder
BRIAN E. BINDER
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ James Howley
JAMES HOWLEY
Chief Financial Officer (Principal Financial Officer)
22

c. The following exhibits are filed or incorporated as part of this Report.

3.1	Certificate of Amendment to Certificate of Trust of the Registrant. (Incorporated by reference to Exhibit 99(a)(5) filed with Pre-Effective Amendment No. 4 to Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on July 17, 2015.)

3.2	Amended and Restated Declaration of Trust of the Registrant. (Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on March 15, 2016.)

3.3	Certificate of Amendment to Certificate of Trust (Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K (File No. 814-01094) as filed October 23, 2017.)

3.4	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Form 8-K (File No. 814-01091) filed on March 15, 2016.)

4.1	Distribution Reinvestment Plan of the Registrant. (Incorporated by reference to Exhibit (e) filed with Pre-Effective Amendment No. 3 to the Registrant’s registration statement on Form N-2 (File No. 333-198882) filed on May 4, 2015.)

10.1	Administrative Services Agreement by and between Guggenheim Credit Income Fund and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.2 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.2	Amendment No 1. to Administrative Services Agreement by and between the Registrant, Guggenheim Credit Income Fund, and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 10.7 filed with Guggenheim Credit Income Fund’s Form 10-K (File No. 814-01117) filed on March 12, 2019.)

10.3	Second Amended and Restated Dealer Manager Agreement by and among the Registrant, Guggenheim Credit Income Fund and Carey Financial, LLC. (Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.4	Form of Selected Dealer Agreement (revised Exhibit A to Second Amended and Restated Dealer Manager Agreement). (Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Form 10-K (File No. 814-01094) filed on April 17, 2017.)

10.5	Assignment and Assumption Agreement for Dealer Manager Agreement by and among the Registrant, Carey Financial, LLC, and Guggenheim Funds Distributors, LLC. (Incorporated by reference to Exhibit 99.4 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) on August 15, 2017.)

10.6	Form of Amended and Restated Expense Support and Conditional Reimbursement Agreement. (Incorporated by reference to Exhibit 99.4 filed with the Registrant’s Form 8-K (File No. 814-01094) filed on August 15, 2017.)

10.7	Form of Amended and Restated Organization and Offering Expense Reimbursement Agreement by and among the Registrant, Carey Credit Advisors, LLC and Guggenheim Partners Investment Management, LLC. (Incorporated by reference to Exhibit 99.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on August 15, 2017.)

10.8	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.9	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

10.10	Investment Management Agreement by and between Hamilton Finance LLC and Guggenheim Credit Income Fund. (Incorporated by reference to Exhibit 10.3 filed with Guggenheim Credit Income Fund’s Form 8-K (File No. 814-01117) filed on December 22, 2015.)

10.11	Amendment to Amended and Restated Loan Agreement and Investment Management Agreement dated as of August 24, 2017. (Incorporated by reference to Exhibit 10.13 filed with Guggenheim Credit Income Fund’s Form 10-Q (File No. 814-01117) filed on November 7, 2017

14.1	Code of Ethics of the Registrant. (Incorporated by reference to Exhibit 14.1 filed with Guggenheim Credit Income Fund Form 10-Q (File No. 814-01117) filed on November 16, 2020.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99	Form 10-Q of Guggenheim Credit Income Fund for the three months ended March 31, 2025 (Filed herewith)

24